Form 10-K/A
period 2012-12-31
Melanthios Acquisition Corp.
filed 2013-11-12
CIK 1502629

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X] No [ ]

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on December 31, 2012.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of November 8, 2013, there were 31,390,000 shares of common stock, par value $.0001, outstanding.

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

At the present time, there is an arrangement between William Tay, the sole shareholder, officer and director of Melanthios Acquisition Corp. (the “Company”), and UREN Enterprises, LLC (“UREN”), which may result in a change of control of the Company. It is currently anticipated that Mr. Tay will sell 100% of the issued and outstanding common shares (the "Shares") of the Company to UREN, or its assigns. While it is anticipated that this transaction will be effectuated in the immediate future, there is no guarantee that this transaction will ever occur. In the event of this transaction, it is anticipated that Mark Uren, an officer/director of UREN, will be appointed to replace William Tay as the Company's sole officer and director, and the Company will file notice of a change in control with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-K/A are advised to see if the Company has subsequently filed a Form 8-K regarding this pending transaction.

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

Biographical Information for William Tay

William Tay, age 42, acts as Chairman of the Board of Directors, President, Secretary and Treasurer for the Company since its formation on February 21, 2012. Mr. Tay is also currently the sole officer and director of Dardanos Acquisition Corp. and Northam Acquisition Corp. None of these companies currently conduct any business other than filing a registration statement with the Securities and Exchange Commission on Form 10, as amended. For the past five years, Mr. Tay is a private investor, devoting most of his time managing his own investments in securities and residential real estate investments as well as income producing properties. Prior to that, Mr. Tay was a Registered Representative for several broker/dealers in New York, and he held his NASD Series 7 general securities license (now inactive). Mr. Tay has held directorships in the following publicly traded companies: Legend International Holdings, Inc. (OTCQB/OTCBB: LGDI) from November 2003 to November 2004, Playlogic Entertainment, Inc. (OTC: PLGC) from May 2001 to June 2004 and Global Energy Group, Inc. (OTC: GENG) from October 1999 to August 2001. Mr. Tay's background in the securities industry and knowledge of financial structures provide us with sufficient management experience to serve as our officer and director.

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

Dated: November 8, 2013

By: /s/ William Tay William Tay, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chairman of the Board of Directors

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Tay	Chief Executive Officer	November 8, 2013
William Tay	(Principal Executive Officer),
Chief Financial Officer (Principal Financial Officer) and Chairman of the Board of Directors

MELANTHIOS ACQUISITION CORP.

(A Development Stage Enterprise)

FINANCIAL STATEMENTS

DECEMBER 31, 2012

TABLE OF CONTENTS

Independent Auditor Report…………………………………………………………………….. 1

Balance Sheets 2

Statement of Operations 3

Statement of Cash Flows 4

Notes to Financial Statements 5 - 7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

MELANTHIOS ACQUISITION CORP.

(A Development Stage Company)

We have audited the accompanying balance sheet of Alpha MELANTHIOS ACQUISITION CORP. (the “Company”) as of December 31, 2012, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2012. The management of MELANTHIOS ACQUISITION CORP. is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MELANTHIOS ACQUISITION CORP. as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GZTY CPA GROUP, LLC

-----------------------

GZTY CPA GROUP, LLC

Metuchen, NJ 08840

November 8, 2013

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

See Notes to Financial Statements.

MELANTHIOS ACQUISITION CORP.
(A Development Stage Company)
Statements of Operations For the Year Ended December 31, 2012 and the Period From February 21, 2012 (inception) through December 31, 2012

	For the Year Ended December 31, 2012	For the Period From February 21, 2012 (Inception) Through December 31, 2012

Revenues

Revenues	$-	$-

Total Revenues	-	-

General & Administrative Expenses
Organization and related expenses	3,139	3,139

Total General & Administrative Expenses	3,139	3,139

Net Loss	$(3,139)	$(3,139)

Basic loss per share	$(0.00)

Weighted average number of
common shares outstanding	31,390,000

 See Notes to Financial Statements.

MELANTHIOS ACQUISITION CORP.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For the Year Ended December 31, 2012 and the Period From February 21, 2012 (inception) through December 31, 2012

					Deficit
					Accumulated
		Common	Additional		During
	Common	Stock	Paid-in		Development
	Stock	Amount	Capital		Stage	Total

February 21, 2012 (inception)
Shares issued for services at $.0001 per share	31,390,000	$3,139	$-	$		$3,139

Net loss, December 31, 2012					(3,139)	(3,139)

Balance, December 31, 2012	31,390,000	$3,139	$-		$(3,139)	$-

See Notes to Financial Statements.

MELANTHIOS ACQUISITION CORP.
(A Development Stage Company)
Statements of Cash Flows For the Year Ended December 31, 2012 and the Period From February 21, 2012 (inception) through December 31, 2012

	For the Yearr Ended
		For the Period From February 21, 2012 (Inception)
		Through
	December 31, 2012	December 31,
		2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(3,139)	$(3,139)
Changes in working capital	-	-

Net cash provided by (used in) operating activities	(3,139)	(3,139)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued to founder for services rendered	3,139	3,139

Net cash provided by (used in) financing activities	3,139	3,139

Net increase (decrease) in cash	-	-

Cash at beginning of year	-	-

Cash at end of year	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	$3,139	$3,139

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements.

MELANTHIOS ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2012 AND THE PERIOD FROM FEBRUARY 21, 2012 (INCEPTION) TO DECEMBER 31, 2012

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