Form 10-K
period 2013-12-31
Melanthios Acquisition Corp.
filed 2014-04-03
CIK 1502629

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

MELANTHIOS ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	46-4288088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Mark Uren
c/o Uren Enterprises, LLC 7524 Glenturret Circle The Colony, TX 75056
(Address of principal executive offices)

(214) 505-3839
(Registrant’s telephone number, including area code)
 2000 Hamilton Street 3943
Philadelphia, PA

Securities registered under Section 12(b) of the Exchange Act:
None.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value per share
(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on December 31, 2013.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 26, 2014, there were 39,890,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Melanthios Acquisition Corp. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continue d expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

The analysis of new business opportunities will be undertaken by or under the supervision of Mark Uren, the sole officer and director of the Registrant. As of this date, the Company has not entered into any definitive agreement with any party, but the Company has had discussions with respect to acquiring Price My Rent, Inc. which is owned by Uren Enterprises, the sole stockholder of the Registrant. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

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

ASPECTS OF A REPORTING COMPANY

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

We qualify as an “emerging growth company” or “EGC” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;


comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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


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


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


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

Control by Management.

Uren Enterprises, LLC currently owns 100% of all the issued and outstanding capital stock of the Company. Consequently, Uren Enterprises, LLC has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

	Election of the board of directors;

	Removal of any directors;

	Amendment of the Company’s certificate of incorporation or bylaws; and

	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

Uren Enterprises, LLC owns 100% of our issued and outstanding common stock. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of March 26, 2014, there was one holder of record of our Common Stock.

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

Recent Sales of Unregistered Securities

On October 31, 2013, the initial owner of the Company transferred his 31,390,000 shares, which constituted 100% of the issued and outstanding shares of common stock of the Company to a new owner, Uren Enterprises, LLC, which is solely owned by Mr. Mark Uren.

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

The Company’s Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. The Company currently has no commitments to issue any shares of its common stock. Existing stockholders of the Company may experience substantial dilution in their shares in the event of a business combination.

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

We do not currently engage in any business activities that provide cash flow

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports

We believe we will be able to meet the costs of filing Exchange Act reports during the next 12 months through use of funds to be loaned to or invested in us by Uren Enterprises, LLC, our controlling shareholders, or Mark Uren, our sole officer, director, or other investors. However, there is no guarantee that such additional funds will be made available to us or on terms that are favorable to us~~.~~ To date, we have had no discussions with our sole officer and director, Mark Uren, or other investors, regarding funding and no funding commitment for future expenses has been obtained. If in the future we need funds to pay expenses, we will consider these and other yet to be identified options for raising funds and/or paying expenses. Obviously, if Mr. Uren, or other investors, does not loan to or invest sufficient funds in us, then we will not be able to meet our SEC reporting obligations.

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital and achieve profitable operations.

At the present time, the Company is contemplating an arrangement between the Company and Price My Rent. While it is anticipated that this transaction will be effectuated in the near future, there is no guarantee that this transaction will ever occur. In the event the transaction does not occur, the Company will look for another company to acquire.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management. Mark Uren, the Company’s President, Principal Financial Officer and Secretary, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s sole officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A. Identification of Directors and Officers.

Our current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position(s)

Mark Uren	45	Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer and Secretary

Biographical Information for Mark Uren

Mark Uren, age 45, acts as Chairman of the Board of Directors, President, Secretary and Treasurer for the Company since October 31, 2013. Mr. Uren is also currently the sole owner, officer and director of Uren Enterprises, LLC. For the past nine years, Mr. Uren has been the President, CEO, and Chairman of the Board of Directors for Global Dues, Inc., a payment processing and software management company. Mr. Uren’s background and knowledge of financial structures provide sufficient management experience to serve as our officer and director.

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

Item 11. Executive Compensation.

Mark Uren, our sole officer and director does not receive any compensation for his services rendered to us, has not received such compensation in the past and is not accruing any compensation pursuant to any agreement with us. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. Our sole officer and director intend to devote such time as may be reasonably required for our affairs.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

The following table shows for the period ended December 31, 2013, the compensation awarded (earned) or paid by us to our named executive officers or acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K.

SUMMARY COMPENSATION TABLE
Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark Uren,	2012	$0	0	0	0	0	0	0	0
President/CEO	2013	0	0	0	0	0	0	0	0

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of December 31, 2013, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of our Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Uren Enterprises 7524 Glenturret Circle The Colony, TX 75056	39,890,000 common shares held directly	100%

(1) The above percentages are based on 39,890,000 shares of our Common Stock outstanding as of December 31, 2013.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accounting Fees and Services.

GZTY CPA Group, LLC is our independent registered public accounting firm.

Audit Fees

The firm of GZTY CPA Group, LLC acts as our principal accountant. Uren Enterprises, LLC paid $500 on our behalf to GZTY CPA Group, LLC for its audit of our financial statements, which were included in our filings with the Securities and Exchange Commission.

Tax Fees

There were no fees billed by GZTY CPA Group, LLC for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2013.

All Other Fees

There were no fees billed by GZTY CPA Group, LLC for other products and services for the fiscal year ended December 31, 2013.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of our Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits:

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	09/25/2012
3.2	By-Laws		10		3.2	09/25/2012
4.1	Specimen Stock Certificate		10		3.3	09/25/2012
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

MELANTHIOS ACQUISITION CORP.

Dated: March 28, 2014
By: /s/ Mark Uren
Mark Uren, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chairman of the Board of Directors

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark Uren	Chief Executive Officer (Principal Executive Officer),	March 28, 2014
Mark Uren	Chief Financial Officer (Principal Financial Officer)
and Chairman of the Board of Directors

MELANTHIOS ACQUISITION CORP.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

PERIOD FROM FEBRUARY 21, 2012 (Inception) TO DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MELANTHIOS ACQUISITION CORP.
(A Development Stage Company)

We have audited the accompanying balance sheets of MELANTHIOS ACQUISITION CORP. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from February 21, 2012 (Inception) to December 31, 2013. The management of MELANTHIOS ACQUISITION CORP is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MELANTHIOS ACQUISITION CORP as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for the period from February 21, 2012 (Inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GZTY CPA GROUP, LLC
GZTY CPA GROUP, LLC
Metuchen, NJ 08840

March 10, 2014

MELANTHIOS ACQUISITION CORP.
 (A DEVELOPMENT STAGE COMPANY)
 BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS

Current assets:
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

Total Assets	-	-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Total Current Liabilities	-	-

Total Liabilities	-	-

STOCKHOLDERS’ EQUITY

Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 20,000,000 shares authorized at December 31, 2013 and December 31, 2012; none issued at December 31, 2013 and December 31, 2012.
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at December 31, 2013 and December 31, 2012; 39,890,000 and 31,390,000 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively.	3,989	3,139
Additional Paid In Capital	-	-
Deficit accumulated during development stage	(3,989)	(3,139)

Total Stockholders’ Equity	-	-

Total Liabilities and Stockholders’ Equity	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

MELANTHIOS ACQUISITION CORP.
 (A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF OPERATIONS

			For the period from
			February 21, 2012
			(Date of Inception)
	For the year ended		through
	December 31, 2013	December 31, 2012	December 31, 2013

Revenues
Revenues	$-	$-	$-

Total revenues	-	-	-

General & Administrative Expenses
Professional fees	500	-	500
Courier	163	-	163
Legal, organization and related expenses	187	3,139	3,326

Total General & Administrative Expenses	850	3,139	3,989

Net Loss	$(850)	$(3,139)	$(3,989)

Basic loss per share	$(0.00)	$(0.00)

Basic weighted average number of shares outstanding	31,646,164	31,390,000

The accompanying notes are an integral part of the consolidated financial statements.

MELANTHIOS ACQUISITION CORP.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM FEBRUARY 21, 2012 (INCEPTION) THROUGH DECEMBER 31, 2013

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total

February 21, 2012 (Inception)
Shares issued for services at $0.0001 per share	31,390,000	$3,139	$-	$-	$3,139
Net loss for year ended December 31, 2012				(3,139)	(3,139)
Balance, December 31, 2012	31,390,000	3,139	-	(3,139)	-

Shares issued on December 20, 2013 for services paid by sole shareholder at $0.0001 per share	8,500,000	850	-	-	850
Net loss for the year ended December 31, 2013				(850)	(850)
Balance, December 31, 2013	39,890,000	$3,989	$-	$(3,989)	$-

The accompanying notes are an integral part of the consolidated financial statements.

MELANTHIOS ACQUISITION CORP.
 (A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF CASH FLOWS

			For the period from
			February 21, 2012
			(Date of Inception)
	For the year ended		through
	December 31, 2013	December 31, 2012	December 31, 2013

Operating activities:
Net loss	$(850)	$(3,139)	$(3,989)
Net cash used in operating activities	(850)	(3,139)	(3,989)

Financing activities
Proceeds from issuance of common stock	850	3,139	3,989
Net cash provided by financing activities	850	3,139	3,989

Net increase in cash and cash equivalents	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

MELANTHIOS ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM FEBRUARY 21, 2012 (INCEPTION) TO DECEMBER 31, 2013

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Melanthios Acquisition Corp. (the "Company"), a development stage company, was incorporated under the laws of the State of Delaware on February 21, 2012. The Company initially intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

On October 31, 2013, the initial owner of the Company transferred his 100% shares to a new owner, Uren Enterprises, LLC which is solely owned by Mr. Mark Uren.  The Company under the new ownership intends to serve as an investor in and provider of e-commerce operations to the property management and property rental industries. The Company currently has no operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board Accounting Standards Codification 915 (“FASB ASC 915”). Among the disclosures required by FASB ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities from date of purchase of three months or less to be cash equivalents. Cash and equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.

ORGANIZATIONAL COSTS

Organizational costs represent management, consulting, legal, accounting, and filing fees incurred to date in the formation of the company. Organizational costs are expensed as incurred in accordance with FASB ASC 720-15, “Start-Up Costs”.

INCOME TAXES

The Company has adopted the provisions of FASB ASC 740, “Accounting for Income Taxes" which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

BASIC EARNINGS (LOSS) PER SHARE

The Company uses Topic 260 “Earnings Per Share”, for calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. At December 31, 2013 and 2012, the Company did not have any stock equivalents.

FAIR VALUE MEASUREMENTS

GAAP defines fair value, provides guidance for measuring fair value and requires certain disclosures.  GAAP utilizes a fair value hierarchy which is categorized into three levels based on the inputs to the valuation techniques used to measure fair value.  These principles discuss valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost).  These principles provide for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that is observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that reflect the Company's assumptions.

The Company’s financial instruments consist of accounts payable and accrued expenses. The carrying value approximates fair value due to the short maturity of these instruments.

STOCK-BASED COMPENSATION

The Company recognizes the services received or goods acquired in a share-based payment transaction as services are received or when it obtains the goods as an increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria [ASC 718-10-25-2, Compensation-Stock Compensation, Recognition].

A share-based payment transaction with employees is measured base on the fair value (or, in some cases, a calculated or intrinsic value) of the equity instrument issued. If the fair value of goods or services received in a share-based payment with non-employees is more reliably measurable than the fair value of the equity instrument issued, the fair value of the goods or services received shall be used to measure the transaction. Conversely, if the fair value of the equity instruments issued in a share-based payment transaction with non-employees is more reliably measurable than the fair value of the consideration received, the transaction is measured at the fair value of the equity instruments issued [ASC 718-10-30-2, Compensation-Stock Compensation, Initial Measurement].

The cost of services received from employees in exchange for awards of share-based compensation generally is measured at the fair value of the equity instruments issued or at the fair value of the liabilities incurred. The fair value of the liabilities incurred in share-based transactions with employees is remeasured at the end of each reporting period until settlement [ASC 718-10-30-3, Compensation-Stock Compensation, Initial Measurement].

Share-based payments awarded to an employee of the reporting entity by a related party or other holder of an economic interest in the entity as compensation for services provided to the entity are share-based transactions to be accounted for under ASC 718 unless the transfer is clearly for a purpose other than compensation for services to the reporting entity. The substance of such a transaction is that the economic interest holder makes a capital contribution to the reporting entity and that entity makes a share-based payment to its employee in exchange for services rendered [ASC 718-10-15-4, Compensation-Stock Compensation, Scope and Scope Exceptions].

NOTE 3 - IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 4 - GOING CONCERN

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

NOTE 5 - INCOME TAXES

For the period from February 21, 2012 (Date of Inception) through December 31, 2013, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $3,989 at December 31, 2013, and will expire in the year 2033. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	For the year ended	For the period from February 21, 2012 (Date of Inception) through
	December 31, 2013	December 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$289	1,356
Valuation allowance	(289)	(1,356)
Net deferred tax asset	-	-

Realization of deferred tax assets is not practical until subsequent to a business combination with target business opportunity, and such a target business opportunity has yet to be finalized.

The provision for income taxes consists of the following:

	For the year ended	For the period from February 21, 2012 (Date of Inception) through
	December 31, 2013	December 31, 2013
Current tax	$289	1,356
Change in deferred tax asset	(289)	(1,356)
Change in valuation allowance	-	$-

The Company has elected to classify interest and/or penalties related to an uncertain position, if and when required, as part of other expenses in the statements of operation. No such amounts have been incurred or accrued through December 31, 2013 by the Company.

For the period from February 21, 2012 (Date of Inception) through December 31, 2013, there is no unrecognized tax benefit. Management does not anticipate any potential future adjustments which would result in a material change to its financial tax position. As of December 31, 2013, the Company did not accrue any interest and penalties.

NOTE 6 - RELATED PARTY BALANCES AND TRANSACTIONS

EQUITY TRANSACTION

On February 21, 2012 (Date of Inception), the Company issued 31,390,000 shares of common stock to the founding shareholder in exchange for incorporation fees of $89, annual resident agent fees in the State of Delaware for $50, and developing the Company’s business concept and plan valued at $3,000 to a total sum of $3,139.

On December 31, 2013, the Company issued 8,500,000 shares of common stock in exchange for filing fees of $187, courier fees of $163, and payment made for audit fees of $500.00 by the sole owner, Uren Enterprises, LLC. The total amount is $850.

NOTE 7 - STOCKHOLDER’S EQUITY

The Company’s Articles of Incorporation authorize 500,000,000 shares of $0.0001 par value Common Stock and 20,000,000 shares of $0.0001 par value Preferred Stock.

Since February 21, 2013, the date of inception, the Company has issued total of 39,890,000 shares of common stock in exchange for incorporation related fees and services.

NOTE 8 - SUBSEQUENT EVENTS

None.

Subsequent events have been evaluated through March 10, 2014, the date the financial statements were issued.