Form 10-Q
period 2014-03-31
Price My Rent Group, Inc.
filed 2014-05-05
CIK 1502629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

or

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from to January 1, 2014 to  March 31, 2014

Commission File Number: 000-54811

PRICE MY RENT GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	46-4288088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7524 Glenturret Circle, The Colony, Texas	75056
(Address of principal executive offices)	(Zip Code)

Tel:  214.505.3839
(Registrant’s telephone number, including area code)

MELANTHIOS ACQUISITION CORP.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐ (Do not check if a smaller reporting company.)	Smaller Reporting Company ☒

SEC1296(01-12)  Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒Yes  ☐No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   ☒Yes  ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 31, 2014, Price My Rent Group, Inc. has issued total of 101,620,000 shares of common stock.

i

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PRICE MY RENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)

ASSETS

Current Assets:

Cash and cash equivalents	$3,500	$-

Total Current Assets	3,500	-

Investments	-	-
Goodwill	-	-

Total Assets	$3,500	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$-	$-

Total Current Liabilities	-	-

STOCKHOLDERS’ EQUITY

Stockholders’ equity

Preferred stock par value $0.0001 per share; 20,000,000 shares authorized at March 31, 2014 and December 31, 2013; none issued at March 31, 2014 and December 31, 2013.	-	-

Common stock, par value $0.0001 per share; 500,000,000 shares authorized; 101,620,000 and 39,890,000 shares issued and outstanding, at March 31, 2014 and December 31, 2013, respectively.	10,162	3,989

Additional Paid In Capital	-

Deficit accumulated during development stage	(6,662)	(3,989)

Total Stockholders’ Equity	3,500	-

Total Liabilities and Stockholders’ Equity	$3,500	$-

The accompanying notes are an integral part of these financial statements

PRICE MY RENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(Unaudited)

			For the period from
			February 21, 2012
			(Date of Inception)
	Three Months Periods ended		through
	March 31, 2014	March 31, 2013	March 31, 2014
	(Unaudited)	(Audited)	(Unaudited)

Revenues
Revenues	$-	$-	$-

Total revenues	-	-	-

General & Administrative Expenses
Courier	194	-	357
Legal, organization and related expenses	979	-	4,305
Professional fees	1,500	-	2,000

Total General & Administrative Expenses	2,673	-	6,662

Net Loss	$(2,673)	$-	$(6,662)

Basic loss per share	$(0.00)	$(0.00)

Basic weighted average number of shares outstanding	40,575,889	31,390,000

The accompanying notes are an integral part of these financial statements

PRICE MY RENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

			For the period from
			February 21, 2012
			(Date of Inception)
	Three Months Periods ended		through
	March 31, 2014	March 31, 2013	March 31, 2014
	(Unaudited)	(Audited)	(Unaudited)

Operating activities:
Net loss	$(2,673)	$-	$(6,662)

Net cash used in operating activities	(2,673)	-	(6,662)

Financing activities
Proceeds from issuance of common stock	6,173	-	10,162

Net cash provided by financing activities	6,173	-	10,162

Net increase(decrease) in cash and cash equivalents	3,500	-	3,500

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$3,500	$-	$3,500

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$-	$-	$-

Cash paid during the period for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

PRICE MY RENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FROM FEBRUARY 21, 2012 (INCEPTION) THROUGH MARCH 31, 2014
(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

February 21, 2012 (Inception)

Shares issued for services at $0.0001 per share	31,390,000	$3,139	-		$3,139

Net loss for year ended December 31, 2012				(3,139)	(3,139)

Balance December 31, 2012	31,390,000	3,139	-	(3,139)	-

Shares issued during the period for services paid by sole shareholder	8,500,000	850	-		850

Net loss for year ended December 31, 2013				(850)	(850)

Balance December 31, 2013	39,890,000	3,989	-	(3,989)	-

Shares issued during the period for cash and services paid by sole shareholder	61,730,000	6,173	-		6,173

Net loss for the three months ended March 31, 2014				(2,673)	(2,673)

Balance March 31, 2014	101,620,000	$10,162	-	(6,662)	$3,500

The accompanying notes are an integral part of these financial statements

PRICE MY RENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FROM FEBRUARY 21, 2012 (INCEPTION) TO MARCH 31, 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Price My Rent Group, Inc. (the "Company"), a development stage company, was incorporated under the laws of the State of Delaware on February 21, 2012. The Company initially intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

On October 31, 2013, the initial owner of the Company transferred his 100% shares to a new owner, Uren Enterprises, LLC which is solely owned by Mr. Mark Uren.  The Company under the new ownership intends to serve as an investor in and provider of e-commerce operations to the property management and property rental industries. The Company currently has no operations.

On  April 11, 2014, Melanthios Acquisition Corp filed a Certificate of Amendment of Certificate of Incorporation changing the name of the Corporation to Price My Rent Group, Inc.

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

BASIC EARNINGS (LOSS) PER SHARE

The Company uses Topic 260 “Earnings Per Share”, for calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. At March 31, 2014 and December 31, 2013, the Company did not have any stock equivalents.

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

NOTE 5 - INCOME TAXES

For the period from February 21, 2012 (Date of Inception) through March 31, 2014, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $6,662 at March 31, 2014, and will expire in the year 2033. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:

		For the period from
		February 21, 2012
	For the three	(Date of Inception)
	months ended	through
	March 31, 2014	March 31, 2014

Net operating loss carryover	$909	2,265
Valuation allowance	(909)	(2,265)

Net deferred tax asset	$-	-

Realization of deferred tax assets is not practical until subsequent to a business combination with target business opportunity, and such a target business opportunity has yet to be finalized.

The provision for income taxes consists of the following:

		For the period from
		February 21, 2012
	For the three	(Date of Inception)
	months ended	through
	March 31, 2014	March 31, 2014

Current tax	$909	2,265
Change in deferred tax asset	(909)	(2,265)

Change in valuation allowance	$-	-

The Company has elected to classify interest and/or penalties related to an uncertain position, if and when required, as part of other expenses in the statements of operation. No such amounts have been incurred or accrued through March 31, 2014 by the Company.

For the period from February 21, 2012 (Date of Inception) through March 31, 2014, there is no unrecognized tax benefit. Management does not anticipate any potential future adjustments which would result in a material change to its financial tax position. As of March 31, 2014, the Company did not accrue any interest and penalties.

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

On March 31, 2014, the Company issued 61,730,000 shares of common stock in exchange for cash of $3500, filing fees of $979, courier fees of $194, and payment made for audit fees of $1500 by the sole owner, Uren Enterprises, LLC. The total amount is $6173.

NOTE 7 - STOCKHOLDER’S EQUITY

The Company’s Articles of Incorporation authorize 500,000,000 shares of $0.0001 par value Common Stock and 20,000,000 shares of $0.0001 par value Preferred Stock.

Since February 21, 2012, the date of inception, the Company has issued total of 101,620,000 shares of common stock in exchange for cash and incorporation related fees and services.

NOTE 8 - SUBSEQUENT EVENTS

None.

Subsequent events have been evaluated through April 12, 2014, the date the financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

During the next 12 months we anticipate incurring costs related to:

(i)           filing of Exchange Act reports.

We believe we will be able to meet the costs of filing Exchange Act reports during the next 12 months through use of funds to be loaned to or invested in us by Uren Enterprises, LLC, our controlling shareholder, or Mark Uren, our sole officer, director, or other investors. However, there is no guarantee that such additional funds will be made available to us or on terms that are favorable to us~~.~~ To date, we have had no discussions with our sole officer and director, Mark Uren, or other investors, regarding funding and no funding commitment for future expenses has been obtained. If in the future we need funds to pay expenses, we will consider these and other yet to be identified options for raising funds and/or paying expenses. Obviously, if Mr. Uren, or other investors, do not loan to or invest sufficient funds in us, then we will not be able to meet our SEC reporting obligations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2014, the Company issued 61,730,000 shares of common stock in exchange for cash of $3500, filing fees of $979, courier fees of $194, and payment made for audit fees of $1500 by the sole owner, Uren Enterprises, LLC.  The total amount is $6173.

Item 3.  Defaults Upon Senior Securities.

The Company currently does not have senior securities

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit 31.1
Exhibit 32.1

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICE MY RENT GROUP, INC.
April 30, 2014	By: /s/ Mark Uren
Date	Mark Uren, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chairman of the Board of Directors