Form 10-Q
period 2014-09-30
Price My Rent Group, Inc.
filed 2014-10-28
CIK 1502629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period from ___________ to ___________

Commission File Number: 000-54811

PRICE MY RENT GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	46-4288088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7524 Glenturret Circle, The Colony, Texas	75056
(Address of principal executive offices)	(Zip Code)

Tel: (214) 505-3839
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer (Do not check if a smaller reporting company.)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

As of September 30, 2014, Price My Rent Group, Inc. has issued total of 185,740,000 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PRICE MY RENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013 (Audited)

ASSETS

Current Assets:

Cash and cash equivalents	$7,387	$–
Related party accounts receivable	45,282	–

Total Current Assets	52,669	–

Total Assets	$52,669	$–

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$44,512	$–
Related party accounts payable	1,330	–

Total Current Liabilities	45,842	–

STOCKHOLDERS’ EQUITY

Stockholders’ equity

Preferred stock par value $0.0001 per share; 20,000,000 shares authorized at September 30, 2014 and December 31, 2013; none issued at September 30, 2014 and December 31, 2013.	–	–

Common stock, par value $0.0001 per share; 500,000,000 shares authorized; 185,740,000 and 39,890,000 shares issued and outstanding, at September 30, 2014 and December 31, 2013, respectively.	18,574	3,989

Additional Paid In Capital	–	–

Deficit accumulated during development stage	(11,747)	(3,989)

Total Stockholders’ Equity	6,827	–

Total Liabilities and Stockholders’ Equity	$52,669	$–

The accompanying notes are an integral part of these financial statements.

PRICE MY RENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(Unaudited)

					For the period from
					February 21, 2012
					(Date of Inception)
	Three Months Ended		Nine Months Ended		through
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net E-Commerce service revenue (Note 5)	$2,595	$–	$2,595	$–	$2,595
Less – Net E-Commerce service cost	1,230	–	1,230	–	1,230

Gross Margin	1,365	–	1,365	–	1,365

Expenses
General and administrative	100	–	3,990	–	4,153
Legal, organization and related expenses	500	–	3,633	–	6,959
Professional fees	–	–	1,500	–	2,000

Total Expenses	600	–	9,123	–	13,112

Net Profit (Loss)	$765	$–	$(7,758)	$–	$(11,747)

Basic profit (loss) per share	$0.00	$0.00	$(0.00)	$0.00

Basic weighted average number of shares outstanding	111,338,986	31,390,000	111,338,986	31,390,000

The accompanying notes are an integral part of these financial statements.

PRICE MY RENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

			For the period from
			February 21, 2012
			(Date of Inception)
	Nine Months Ended		through
	September 30,	September 30,	September 30,
	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)

Operating activities:
Net loss	$(7,758)	$–	$(11,747)
Adjustments to reconcile net earnings to net cash used in operating activities:
Increase in related party accounts receivable	(45,282)	–	(45,282)
Increase in accounts payable	44,512	–	44,512
Increase in related party accounts payable	1,330	–	1,330

Net cash used in operating activities	(7,198)	–	(11,187)

Financing activities
Proceeds from issuance of common stock	14,585	–	18,574

Net cash provided by financing activities	14,585	–	18,574

Net increase(decrease) in cash and cash equivalents	7,387	–	7,387

Cash and cash equivalents, beginning of period	–	–	–

Cash and cash equivalents, end of period	$7,387	$–	$7,387

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$–	$–	$–

Cash paid during the period for taxes	$–	$–	$–

The accompanying notes are an integral part of these financial statements.

PRICE MY RENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FROM FEBRUARY 21, 2012 (INCEPTION) THROUGH SEPTEMBER 30, 2014
(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage		Total

February 21, 2012 (Inception)

Shares issued for services at $0.0001 per share	31,390,000	$3,139	$–	$		$3,139

Net loss for year ended December 31, 2012					(3,139)	(3,139)

Balance December 31, 2012	31,390,000	3,139	–		(3,139)	–

Shares issued during the period for services paid by sole shareholder	8,500,000	850	–			850

Net loss for year ended December 31, 2013					(850)	(850)

Balance December 31, 2013	39,890,000	3,989	–		(3,989)	–

Shares issued during the period for cash and services paid by sole shareholder	145,850,000	14,585	–			14,585

Net loss for the nine months ended September 30, 2014					(7,758)	(7,758)

Balance September 30, 2014	185,740,000	$18,574	$–		$(11,747)	$6,827

The accompanying notes are an integral part of these financial statements.

PRICE MY RENT GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FROM FEBRUARY 21, 2012 (INCEPTION) TO SEPTEMBER 30, 2014

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

The Company commenced limited initial operations on September 1, 2014.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

The Company has earned limited revenue from the initial stages of its e-commerce operations in September, 2014.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board Accounting Standards Codification 915 (“FASB ASC 915”).  Among the disclosures required by FASB ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL DEBTS

Accounts receivable are generally due within 30 days and are recorded net of an allowance for doubtful accounts.  We consider accounts outstanding longer than the contractual terms past due.  We review accounts receivable on a regular basis and estimate an amount of losses for uncollectible accounts based on our historical collections experience, age of the receivable, knowledge of the customer and the condition of the general economy and industry as a whole.  We record changes in our estimate to the allowance for doubtful accounts through bad debt expense and relieve the allowance when accounts are ultimately determined to be uncollectible.  Bad debt expenses, if any, are included in general and administrative expenses.

REVENUE RECOGNITION

In general, we recognize revenue when (i) there is persuasive evidence of an arrangement, (ii) the solution and/or service has been provided to the customer, (iii) the collection of the fees is probable, and (iv) the amount of fees to be paid by the customer is fixed or determinable.

We currently generate revenue under our E-Commerce Software Solution which is primarily comprised of transaction fees for certain e-commerce software solutions, such as payment processing.  We recognize revenue from these transaction fees as the related services are performed.

COST OF REVENUE

Cost of revenue consists primarily of fees paid to third-party service providers.

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

BASIC EARNINGS (LOSS) PER SHARE

The Company uses Topic 260 “Earnings Per Share”, for calculating the basic and diluted profit (loss) per share.  The Company computes basic profit (loss) per share by dividing net profit (loss) and net profit (loss) attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted profit (loss) per share is computed similar to basic profit (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive.  Common equivalent shares are excluded from the computation of net profit (loss) per share if their effect is anti-dilutive.  At September 30, 2014 and December 31, 2013, the Company did not have any stock equivalents.

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

NOTE 4 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established sufficient sources of revenue to cover its operating costs.  The Company will engage in very limited activities until a source of funding is secured.  The Company will offer noncash consideration and seek equity lines as a means of financing its operations.  If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 5 – E-COMMERCE SERVICES REVENUE

A component of certain transactions under our E-Commerce Software Solution contains amounts directly attributable to clients.  The amount collected by us, for and on behalf of clients, is detailed below:

					For the period from
					February 21, 2012
					(Date of Inception)
	Three Months Ended		Nine Months Ended		through
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

E-Commerce services
Gross sales	$131,337	$–	$131,337	$–	$131,337
Less – Direct client component	128,742	–	128,742	–	128,742

Net E-Commerce service revenue	$2,595	$–	$2,595	$–	$2,595

NOTE 6 - INCOME TAXES

For the period from February 21, 2012 (Date of Inception) through September 30, 2014, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $11,747 at September 30, 2014, and will expire in the year 2033.  The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:

		For the period from
		February 21, 2012
	For the nine	(Date of Inception)
	months ended	through
	September 30, 2014	September 30, 2014

Net operating loss carryover	$2,638	$3,994
Valuation allowance	(2,638)	(3,994)

Net deferred tax asset	$–	$–

Realization of deferred tax assets is not practical until subsequent to a business combination with target business opportunity, and such a target business opportunity has yet to be finalized.

The provision for income taxes consists of the following:

		For the period from
		February 21, 2012
	For the nine	(Date of Inception)
	months ended	through
	September 30, 2014	September 30, 2014

Current tax	$2,638	$3,994
Change in deferred tax asset	(2,638)	(3,994)

Change in valuation allowance	$–	$–

The Company has elected to classify interest and/or penalties related to an uncertain position, if and when required, as part of other expenses in the statements of operation.  No such amounts have been incurred or accrued through September 30, 2014 by the Company.

For the period from February 21, 2012 (Date of Inception) through September 30, 2014, there is no unrecognized tax benefit.  Management does not anticipate any potential future adjustments which would result in a material change to its financial tax position.  As of September 30, 2014, the Company did not accrue any interest and penalties.

NOTE 7 - RELATED PARTY BALANCES AND TRANSACTIONS

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

On August 29, 2014, the Company entered into a short term agreement, at cost plus $100 per month processing fee, with a corporation related to the sole director, Mark Uren, for the sole purposes of providing interim merchant services to the Company.  This agreement was to commence on September 1, 2014 and can be terminated by the Company at any point of time. At September 30, 2014 the Company recorded a $45,282 related party accounts receivable and a $1,330 related party accounts payable, in accordance with this short term agreement.

On September 30, 2014, the Company issued 25,620,000 shares of common stock in exchange for cash of $2,062 and filing fees of $500 by the sole owner, Uren Enterprises, LLC.  The total amount is $2,562.

NOTE 8 - STOCKHOLDER’S EQUITY

The Company’s Articles of Incorporation authorize 500,000,000 shares of $0.0001 par value Common Stock and 20,000,000 shares of $0.0001 par value Preferred Stock.

Since February 21, 2012, the date of inception, the Company has issued total of 185,740,000 shares of common stock in exchange for cash, general and administrative expenses, and incorporation related fees and services.

NOTE 9 - SUBSEQUENT EVENTS

None.

Subsequent events have been evaluated through October 27, 2014, the date the financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may”, “could”, “estimate”, “intend”, “continue”, “believe”, “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;
•	inability to raise additional financing;
•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	inability to efficiently manage our operations;
•	inability to achieve future sales levels or other operating results; and
•	the unavailability of funds for capital expenditures.

Throughout this Report references to “we”, “our”, “us”, “Price My Rent”, “the Company”, and similar terms refer to Price My Rent Group, Inc.

Overview and Outlook

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

We currently engage in business activities that provide limited cash flow.

Key Components of our Results of Operations

Revenue

We anticipate we will derive our revenue from three primary sources: e-commerce software solutions; licensing and subscription software solutions; and promotional software solutions.  Each software solution will be available on an integrated or stand alone basis dependant on the individual customers’ requirements.

To date, we have implemented operations under the e-commerce software solutions.

E-Commerce Revenue
Revenue from our on e-commerce software solutions is comprised of transaction fees for certain e-commerce software solutions, such as payment processing. Typically, we price our e-commerce software solutions based primarily on customer usage.

During the nine months ended September 30, 2014, revenue from our e-commerce software solutions was $2,595, representing 100% of our total revenue for the period.  We anticipate revenue from our e-commerce software solutions will continue to increase in absolute dollars.

Licensing and Subscription Revenue
Our licensing and subscription software solutions revenue will be derived from license and subscription fees under term license agreements.  Typically, we will license our licensing and subscription software solutions pursuant to term license agreements with an initial term of one year that will include maintenance and support.  Customers will be able to renew their term licensing and subscription agreement for additional one-year terms at renewal price levels.

During the nine months ended September 30, 2014, revenue from our licensing and subscription software solutions was $Nil.  We anticipate revenue from our licensing and subscription software solutions will commence after the completion of the development stage of the software solution.

Promotional Software Revenue
Our promotional software solutions revenue will primarily be derived from subscription agreements based on usage on a monthly or annual basis.  Fees will vary per location based on market factors relevant to that location.

During the nine months ended September 30, 2014, revenue from promotional software solutions was $Nil.  We anticipate revenue from our promotional software solutions will commence after the completion of the development stage of the software solution.

Cost of Revenue

Cost of revenue will consist primarily of personnel costs related to our operations, support services, training and implementation services, expenses related to the operation of our data center and fees paid to third-party service providers.  Personnel costs will include salaries, bonuses, stock-based compensation and employee benefits.  Cost of revenue will also include an allocation of facilities costs, overhead costs and depreciation, as well as amortization of acquired technology related to strategic acquisitions, if any, and amortization of capitalized development costs.  We will primarily allocate facilities costs, overhead costs and depreciation based on head count.

Operating Expenses

We classify our operating expenses into three categories: product development, sales and marketing, and general and administrative.  Our operating expenses will primarily consist of personnel costs, which will include compensation, employee benefits and payroll taxes, costs for third-party contracted development, marketing, legal, accounting and consulting services and other professional service fees.  Personnel costs for each category of operating expenses will include salaries, bonuses, stock-based compensation and employee benefits for employees in that category.  In addition, our operating expenses will include an allocation of our facilities costs, overhead costs and depreciation based on head count for that category, as well as amortization of purchased intangible assets resulting from any acquisitions.

Product development. - Product development expense will consist primarily of personnel costs for our product development employees and executives and fees to contract development vendors.  Our product development efforts are focused primarily on increasing the functionality and enhancing the ease of use of our e-commerce software solutions and expanding our licensing and subscription software solutions as well as our promotional software solutions.  We expect our product development expenses to increase in absolute dollars.

Sales and marketing. - Sales and marketing expense will consist primarily of personnel costs for our sales, marketing and business development employees and executives, travel and entertainment and marketing programs.  Marketing programs may consist of advertising, tradeshows, user conferences, public relations, industry sponsorships and affiliations and product marketing.  In addition, sales and marketing expense may include amortization of certain purchased intangible assets, including customer relationships and key vendor and supplier relationships obtained in connection with any acquisitions.  We expect our sales and marketing expense to increase in absolute dollars.

General and administrative. - General and administrative expense will consist of personnel costs for our executive, finance and accounting, human resources, management information systems and legal personnel, as well as legal, accounting and other professional service fees and other corporate expenses.  We expect our general and administrative expense to increase in absolute dollars.

Income Taxes

Historically, we have incurred annual operating losses and have not benefited from these losses.  As of September 30, 2014, we had net operating loss carry forwards for federal and state income tax purposes of $11,747.  Based on current year income and projected future year income, we believe that it is more likely than not that the net deferred tax assets recorded will be realized.  If not utilized, our federal net operating loss and tax credit carry forwards will begin to expire in 2033.  While not currently subject to an annual limitation, the utilization of these carry forwards may become subject to an annual limitation because of provisions in the Internal Revenue Code that are applicable if we experience an “ownership change,” which may occur, for example, as a result of this offering or other issuances of stock.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions.  The preparation of our financial statements and related disclosures may require us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures.  We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances.  In some instances, we could reasonably use different accounting estimates, and in some instances results could differ significantly from our estimates.  We will evaluate our estimates and assumptions on an ongoing basis.  To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the assumptions and estimates associated with revenue recognition, accounts receivable and capitalized product development costs have the greatest potential impact on our financial statements.  Therefore, we believe the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our management’s judgments, assumptions and estimates.

Revenue Recognition

We will derive our revenue from three primary sources: e-commerce software solutions; licensing and subscription software solutions; and promotional software solutions.  In general, we recognize revenue when all of the following conditions are reasonably assured:

•	there is persuasive evidence of an arrangement;
•	the solution and/or service has been provided to the customer;
•	the collection of the fees is probable; and
•	the amount of fees to be paid by the customer is fixed or determinable.

For multi-element arrangements that include multiple solutions and/or services, we will allocate arrangement consideration to all deliverables that have stand-alone value based on their relative selling prices.  In such circumstances, we will utilize the following hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows:

•	Vendor specific objective evidence (VSOE), if available. The price at which we sell the element in a separate stand-alone transaction;
•	Third-party evidence of selling price (TPE), if VSOE of selling price is not available. Evidence from us or other companies of the value of a largely interchangeable element in a transaction; and
•	Estimated selling price (ESP), if neither VSOE nor TPE of selling price is available. Our best estimate of the stand-alone selling price of an element in a transaction.

Our process for determining ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable.  Key factors primarily considered in developing ESP include prices charged by us for similar offerings when sold separately, pricing policies and approvals from standard pricing and other business objectives.

E-commerce Revenue

Our e-commerce revenue consists primarily of transaction fees related to certain of our software-enabled value-added services.

We recognize revenue from transaction fees derived from our software-enabled value-added services as the related services are performed.

Licensing and Subscription Revenue

Revenue from licensing and subscription software solutions will primarily comprise of an annual term licenses, which will include maintenance and support.  Customers will be able to renew their annual term license for additional one-year terms at renewal price levels.  We will recognize the annual term license on a straight-line basis over the license term.

License and subscription fees primarily will consist of a charge billed at the initial order date and monthly or annual subscription fees for accessing our licensing and subscription software solutions.  Unearned revenue at the time of preparation of the financial statements will be charged to deferred revenue in the financial statements.

We will account for fees received under multiple-element arrangements with customer support or other professional services as a single unit of accounting and recognize the entire arrangement ratably over the longer of the customer support period or the period during which professional services are rendered.

Promotional Software Revenue

Revenue from promotional software solutions may comprise of monthly or annual term licenses, which will include maintenance and support.  Customers will be able to renew their monthly or annual term license for additional terms at renewal price levels.  We will recognize the annual term license on a straight-line basis over the license term.

Promotional fees primarily will consist of a charge billed at the initial order date and monthly or annual subscription fees for accessing our promotional software solutions.  Unearned revenue at the time of preparation of the financial statements will be charged to deferred revenue in the financial statements.

We will account for fees received under multiple-element arrangements with customer support or other professional services as a single unit of accounting and recognize the entire arrangement ratably over the longer of the customer support period or the period during which professional services are rendered.

Accounts Receivable

For several of our solutions, we may invoice our customers prior to the period in which service is provided.  Accounts receivable represent trade receivables from third-party service providers and customers when we have invoiced for software solutions and/or services where we have not yet received payment.  We will present accounts receivable net of an allowance for doubtful accounts.  We will maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments, or the customer cancelling prior to the service being rendered.  In doing so, we will consider the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance, the current economic environment and historical credit trends.  As a result of a portion of our allowance being for services not yet rendered, a portion of our allowance m ay be charged as an offset to deferred revenue, which does not have an effect on the statement of operations.  Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.

Capitalized Product Development Costs

We will capitalize specific product development costs, including costs to develop software products or the software components of our solutions to be marketed to our customers, as well as software programs to be used solely to meet our internal needs.  The costs incurred in the preliminary stages of development related to research, project planning, training, maintenance and general and administrative activities, and overhead costs are expensed as incurred.  The costs of relatively minor upgrades and enhancements to the software are also expensed as incurred.  Once an application has reached the development stage, internal and external costs incurred in the performance of application development stage activities, including materials, services and payroll-related costs for employees will be capitalized, if direct and incremental, until the software is substantially complete and ready for its intended use.  Capitalization will cease upon completion of all substantial testing.  We will also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality.  Capitalized costs will be recorded as part of property and equipment.  Internal use software will be amortized on a straight-line basis over its estimated useful life, generally three years.  Management will evaluate the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Liquidity and Capital Resources

As of September 30, 2014, we had $7,387 in cash and did not have any other cash equivalents.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report.  To date, we have financed our operations through the issuance of stock and limited revenues.

The following table summarizes total current assets, total current liabilities and working capital of the Company at September 30, 2014 compared to year end December 31, 2013.

			Increase / (Decrease)
	September 30, 2014	December 31, 2013	$	%

Current assets	$52,669	$–	$52,669	100

Current liabilities	$45,842	$–	$45,842	100

Working capital (deficit)	$6,827	$–	$6,827	100

Liquidity is a measure of a company’s ability to meet potential cash requirements.  We have historically met our capital requirements through the issuance of stock, which has been invested in us by Uren Enterprises, LLC, our controlling shareholder, or Mark Uren, our sole officer, director, or other investors.  In the future, we anticipate we will be able to provide the necessary liquidity needed from the revenues generated from operations but there is no assurance that this will happen.

Since inception, we have financed our cash flow requirements through issuance of common stock and limited revenues.  As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations.  Additionally we anticipate obtaining additional financing to fund operations through additional common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

We anticipate that we will incur operating losses in the next twelve months.  Our minimal operating history makes predictions of future operating results difficult to ascertain.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets.  Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth.  To address these risks, we must, among other things, increase our customer base, further and improve our marketing strategy, continually develop and upgrade our website, provide national and regional businesses with an effective, efficient and accessible website on which we are able to promote ours and their services through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Operating activities

Net cash used in operating activities was $7,198 for the nine months ended September 30, 2014, as compared to $Nil used in operating activities from for the nine months ended September 30, 2013.  The increase in net cash used in operating activities was primarily due to an increase operating expenses related to organizational costs.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2014, was $14,585, as compared to $Nil for the nine months ended September 30, 2013.  The increase of net cash provided by financing activities was mainly attributable to capital provided through issuance of common stock.

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months.  We will require additional cash resources due to changed business conditions, finalization and launch of our website, implementation of our strategy to expand our sales and marketing initiatives, increase brand and services awareness.  If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities.  The sale of additional equity securities will result in dilution to our stockholders.  The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business.  Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Evaluation of Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

On September 30, 2014, the Company issued 25,620,000 shares of common stock in exchange for cash of $2,062 and filing fees of $500 by the sole owner, Uren Enterprises, LLC.  The total amount is $2,562.

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

PRICE MY RENT GROUP, INC.
October 28, 2014	By: /s/ Mark Uren
Date	Mark Uren, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chairman of the Board of Directors