Form 10-K
period 2014-12-31
MJ Pharmaceuticals Inc.
filed 2015-04-15
CIK 1502629

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-54811

MJ PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	46-4288088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7524 Glenturret Circle, The Colony, Texas	75056
(Address of principal executive offices)	(Zip Code)

Tel:(214) 505-3839
(Registrant’s telephone number, including area code)

PRICE MY RENT GROUP, INC.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:
None

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on December 31, 2014.

As of April 13, 2015, there were 185,740,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.

These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth, our ability to successfully make and integrate acquisitions, new product development and introduction, existing government regulations and changes in, or the failure to comply with, government regulations, adverse publicity, competition, fluctuations and difficulty in forecasting operating results, change in business strategy or development plans, business disruptions, the ability to attract and retain qualified personnel, the ability to protect technology, and the risk of foreign currency exchange rate. Although the forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

PART I

Item 1. Description of Business.

(a) Business Development

MJ Pharmaceuticals, Inc. (“we”, “us”, “our”, the "Company" or the "Registrant") was incorporated under the laws of the State of Delaware on February 21, 2012. The Company intends to continue growth through continued development of, the licensing of rights, the acquisition or merger with, domestic or foreign business in the fields of Medicinal Cannabis Patented Products, Cannabis Laboratory Testing and E-Commerce Payment Solutions.

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

(b) Business of Issuer

Medicinal Cannabis Patented Products

We have and continue to develop products that are unique to the cannabis industry, for the “delivery” and consumption of medicated doses of Medicinal Cannabis.

We will rely on patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights to protect these products and services. Our success is heavily dependent upon the development and protection of proprietary technology, and licensing of others. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention.

We cannot assure you that competitors or other parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products and services or processes used or proposed to be used by us. In that case, our competitive position could be harmed and we may be required to obtain licenses to patents or proprietary rights of others.

In addition, the laws of some of the countries in which our products and services are or may be sold may not protect our products and services and intellectual property to the same extent as U.S. laws, if at all. We may be unable to protect our rights in proprietary technology in these countries.

We intend to protect our investment in the research and development of our products and technologies. We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of trade secrets, trademarks, copyrights and patents, if applicable. We anticipate that the form of protection will vary depending upon the level of protection afforded by the particular jurisdiction.

We intend to register trademarks as a means of protecting the brand names of our companies and products. We intend protect our trademarks against infringement and also seek to register design protection where appropriate.

We will rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. Our policy will be to require some of our employees to execute confidentiality agreements upon the commencement of employment with us. These agreements will provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements will also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Cannabis Laboratory Testing

Our cannabis testing operations will perform all cannabis related testing using FDA compliant laboratory equipment and processes. We seek to be a full-service testing lab for cannabis and ancillary cannabis infused products. We propose to be a third party independent testing laboratory facility for cannabis, cannabis infused products and other botanical nutraceuticals to serve growers, dispensaries, caregivers and all end users of cannabis and botanical products. Our mission will be to provide pharmaceutical-grade analysis and testing to the cannabis industry to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our client’s products through research, development and standardization.

Testing will encompass such items as; potency, the presence of residual solvents, microbial contamination, metals and heavy metals which include, but are not limited to, substances like arsenic, cadmium, lead, or mercury. Not only is testing for potency and Cannabidiol (“CBD”) and tetrahydrocannabinol (“THC”) content important, we recognize the need for more profound testing as the company develops. We are committing to follow FDA, DEA, EPA, USDA guidelines, standard operating procedures (“SOP”), and Good Lab Practices (“GLP”) that are in line with current Federal and State governing bodies. We will provide a variety of tests to safely and effectively share enhanced understanding of the cannabis plant with caregivers, dispensaries and patients. By standardizing our approach and investment in the highest quality testing machinery we will eliminate the problem of many testing labs that often return inconsistent results for the exact same test sample; a common concern of many end-users and clients alike.

We will screen medicinal cannabis for potentially harmful contaminants, including:

●	Solvents

●	Pesticides

●	Mold

●	Heavy metals, including mercury, arsenic, lead, and cadmium

●	Biological toxins, such as aflatoxin, ricin, and botulinum toxins

●	Residual organic chemicals used in extraction

●	Microbial contaminants including E. coli, salmonella, and Aspergillus

We will also test cannabis for its quality, potency, and cannabinoid and terpene profiles, which determine the suitability of specific cannabis strains for the treatment of specific ailments.

Market Overview

According to the Marijuana Business Daily, “U.S. retail cannabis sales will rise more than five-fold over the next five years, from an estimated $2.2-$2.6 billion in 2014 to $7.4-8.2 billion in 2018. As the cannabis industry expands, we expect to see a concomitant increase in state regulations relating to the testing and disclosure of cannabis and cannabis related products. We believe that there will be a strong demand for qualified laboratories to perform such testing both to assist producers of cannabis and cannabis products to meet expected state mandated requirements and to provide assurance to consumers regarding the safety and composition of such products.

Competition

The cannabis industry in the United States is highly fragmented, rapidly expanding and evolving. The industry is characterized by new and potentially disruptive or conflicting legislation propounded on a state by state basis. Our competitors may be local or international enterprises and may have financial, technical, sales, marketing and other resources greater than ours. These companies may also compete with us in recruiting and retaining qualified personnel and consultants.

Our competitive position will depend on our ability to attract and retain qualified scientists and other personnel, develop effective proprietary products and solutions, the personal relationships of our executive officers and directors, and our ability to secure adequate capital resources. We compete to attract and retain customers of our services. We expect to compete in this area on the basis of price, regulatory compliance, vendor relationships, usefulness, availability, and ease of use of our services.

Government Regulation

Marijuana is categorized as a Schedule I controlled substance by the Drug Enforcement Agency and the United States Department of Justice and is illegal to grow, possess and consume under Federal law. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” However, since 1995, 23 states and the District of Columbia have passed state laws that permit doctors to recommend prescribing cannabis for medical-use and four states, Colorado, Oregon, Alaska and Washington, have enacted laws that legalize the adult-use of cannabis for any reason. This has created an unpredictable business-environment for dispensaries and collectives that legally operate under state-laws but in violation of Federal law. On August 29, 2013, United States Deputy Attorney General James Cole issued the Cole Memo to United States Attorneys guiding them to prioritize enforcement of Federal law away from the cannabis industry operating as permitted under state law, so long as:

●	cannabis is not being distributed to minors and dispensaries are not located around schools and public buildings;

●	the proceeds from sales are not going to gangs, cartels or criminal enterprises;

●	cannabis grown in states where it is legal is not being diverted to other states;

●	cannabis-related businesses are not being used as a cover for sales of other illegal drugs or illegal activity;

●	there is not any violence or use of fire-arms in the cultivation and sale of marijuana;

●	there is strict enforcement of drugged-driving laws and adequate prevention of adverse health consequences; and

●	cannabis is not grown, used, or possessed on Federal properties.

The Cole Memo is meant only as a guide for United States Attorneys and does not alter in any way the Department of Justice’s Federal authority to enforce Federal law, including Federal laws relating to cannabis, regardless of state law. We will implement procedures and policies to ensure we are operating in compliance with the “Cole Memo”. However, we cannot provide assurance that our actions are in full compliance with the Cole Memo or any other laws or regulations.

The current administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

E-Commerce Payment Solutions

We will continue to develop our e-commerce software solutions for the Property Management and Rental Industry with the addition of additional portals to enhance the “usability” of the product to encompass a “one-stop-shop” approach for end users. Revenue from our e-commerce software solutions is primarily comprised of transaction fees for certain e-commerce software solutions, such as payment processing. Typically, we price our e-commerce software solutions based primarily on customer usage.

During the year ended December 31, 2014, revenue from our e-commerce software solutions was $6,731, representing 100% of our total revenue for the period.

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

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have a limited operating history. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We have generated limited earnings, however, there can be no assurance that we will continue to operate profitably. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We may need additional capital to fund our operations.

We believe that we will require additional capital to fund the anticipated expansion of our business and to pursue targeted revenue opportunities. We cannot assure you that we will be able to raise additional capital. If we are able to raise additional capital, we do not know what the terms of any such capital raising would be, and whether they will be on terms acceptable to us. In addition, any future sale of our equity securities would dilute the ownership and control of our current shareholders and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations.

Our failure to manage growth effectively could impair our business.

Our business strategy envisions a period of rapid growth that may put a strain on our administrative, operational resources and funding requirements. Our ability to effectively manage growth will require us to continue to expand the capabilities of our operational and management systems and to attract, train, manage and retain qualified personnel. There can be no assurance that we will be able to do so, particularly if losses continue and we are unable to obtain sufficient financing. If we are unable to successfully manage growth, our business, prospects, financial condition, and results of operations could be adversely affected.

Our plans are dependent upon key individuals and the ability to attract qualified personnel.

In order to execute our business plan, we will be dependent on upon our executive officers and directors, as well as other key personnel. The loss of any of the foregoing individuals could have a material adverse effect upon our business prospects. Moreover our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting, hiring, training, and retaining such personnel in the future. If we are unable to hire, assimilate and retain such qualified personnel in the future, our business, operating results, and financial condition could be materially adversely effected. We may also depend on third party contractors and other partners, to assist with the execution of our business plan. There can be no assurance that we will be successful in either attracting and retaining qualified personnel, or creating arrangements with such third parties. The failure to succeed in these endeavors would have a material adverse effect on our ability to consummate our business plans.

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

Our Business May Not Have Revenues Unless And Until We Merge With Or Acquire An Operating Business.

We are a development stage company and have had limited revenues from operations. We may not realize any further revenues unless and until we successfully develop, merge with, or acquire other operating businesses.

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

Our operating results may fluctuate causing volatility in our stock price.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. The following factors may affect our operating results causing volatility in our future stock price:

●	Our ability to execute our business plan, compete effectively and attract customers;

●	Our ability to respond effectively to a rapidly evolving regulatory and competitive landscape;

●	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;

●	Our ability to obtain working capital financing;

●	Our ability to attract, motivate and retain top-quality employees;

●	Investors’ general perception of us; and

●	General economic conditions and those economic conditions specific to cannabis industry.

Risks Related To Our Cannabis Related Businesses

Our business is dependent on state laws pertaining to the cannabis industry.

As of September 30, 2014, twenty-three states and the District of Columbia allow its citizens to use medical cannabis. Additionally, Colorado and Washington have legalized cannabis for adult use and, on November 4, 2014, Oregon, Washington DC, and Alaska voted to approve legalization of recreational marijuana. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area. Further, progress in the cannabis industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business.

Cannabis remains illegal under federal law and a change in federal enforcement practices could significantly and negatively affect our cannabis testing and cannabis online radio divisions.

Despite the development of a cannabis industry legal under state laws, state laws legalizing medicinal and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a schedule-I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that it is the Federal government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that legalize its use. However, the Obama Administration has effectively stated that it is not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational cannabis. Yet, there is no guarantee that the Obama Administration will not change its stated policy regarding the low-priority enforcement of Federal laws in states where cannabis has been legalized. Additionally, we face another presidential election cycle in 2016, and a new administration could introduce a less favorable policy or decide to enforce the Federal laws strongly. Any such change in the Federal government’s enforcement of Federal laws could cause significant financial damage to us and our shareholders.

As the possession and use of cannabis is illegal under the federal controlled substances act, we may be deemed to be aiding and abetting illegal activities through the services that we provide to users. As a result, we may be subject to enforcement actions by law enforcement authorities, which would materially and adversely affect our business.

Under Federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of cannabis is illegal. Our business provides services to customers that are engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. The Federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

Laws and regulations affecting the cannabis and marijuana industries are constantly changing, which could detrimentally affect our business, and we cannot predict the impact that future regulations may have on us.

Local, state and federal cannabis laws and regulations are constantly changing and they are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our service offerings. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our revenues, profitability, and financial condition. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business. Any change in law or interpretation could have a material adverse effect on our business, financial condition, and results of operations.

Federal enforcement practices could change with respect to services providers to participants in the cannabis industry, which could adversely impact us. If the federal government were to change its practices, or were to expand its resources attacking providers in the cannabis industry, such action could have a materially adverse effect on our operations, our customers, or the sales of our products.

It is possible that additional Federal or state legislation could be enacted in the future that would prohibit our customers from selling cannabis, and if such legislation were enacted, such customers may discontinue the use of our services, our potential source of customers would be reduced, causing revenues to decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to use our services, which would be detrimental to the Company. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Expansion by well-established laboratory testing companies into the cannabis industry could prevent us from realizing anticipated growth in customers and revenues.

Traditional laboratory testing companies may expand their businesses into cannabis testing. If they decided to expand into cannabis testing, this could hurt the growth of our business and cause our revenues to be lower than we expect.

Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liabilities.

Insurance that is otherwise readily available, such as workers compensation, general liability, and directors and officers insurance, is more difficult for us to find, and more expensive, because we are service providers to companies in the cannabis industry. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

Participants in the cannabis industry may have difficulty accessing the service of banks, which may make it difficult for us to operate.

Despite recent rules issued by the United States Department of the Treasury mitigating the risk to banks that do business with cannabis companies permitted under state law, as well as recent guidance from the United States Department of Justice, banks remain wary to accept funds from businesses in the cannabis industry. Since the use of cannabis remains illegal under Federal law, there remains a compelling argument that banks may be in violation of Federal law when accepting for deposit, funds derived from the sale or distribution of cannabis. Consequently, businesses involved in the cannabis industry continue to have trouble establishing banking relationships. An inability to open bank accounts may make it difficult for us, or some of our customers, to do business.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of April 13, 2015, there was one holder of record of our Common Stock.

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

Such shares listed above were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

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

Key Components of our Results of Operations

Revenue

We anticipate we will derive our revenue from three primary sources: the licensing or sale of Medicinal Cannabis Patented Products, Cannabis Laboratory Testing and E-commerce Software Solutions.

To date, we have implemented limited operations under the E-commerce Software Solutions.

E-Commerce Software Solutions Revenue
Revenue from our e-commerce software solutions is comprised of transaction fees for certain e-commerce software solutions, such as payment processing. Typically, we price our e-commerce software solutions based primarily on customer usage.

During the year ended December 31, 2014, revenue from our e-commerce software solutions was $6,731, representing 100% of our total revenue for the period.

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

Income Taxes

Historically, we have incurred annual operating losses and have not benefited from these losses. As of December 31, 2014, we had net operating loss carry forwards for federal and state income tax purposes of $11,665. Based on current year income and projected future year income, we believe that it is more likely than not that the net deferred tax assets recorded will be realized. If not utilized, our federal net operating loss and tax credit carry forwards will begin to expire in 2033. While not currently subject to an annual limitation, the utilization of these carry forwards may become subject to an annual limitation because of provisions in the Internal Revenue Code that are applicable if we experience an “ownership change,” which may occur, for example, as a result of this offering or other issuances of stock.

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

Revenue Recognition

We will derive our revenue from three primary sources: the licensing or sale of Medicinal Cannabis Patented Products, Cannabis Laboratory Testing and E-commerce Software Solutions. In general, we recognize revenue when all of the following conditions are reasonably assured:

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

Accounts Receivable

For several of our solutions, we may invoice our customers prior to the period in which service is provided. Accounts receivable represent trade receivables from third-party service providers and customers when we have invoiced for software solutions and/or services where we have not yet received payment. We will present accounts receivable net of an allowance for doubtful accounts. We will maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments, or the customer cancelling prior to the service being rendered. In doing so, we will consider the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance, the current economic environment and historical credit trends. As a result of a portion of our allowance being for services not yet rendered, a portion of our allowance may be charged as an offset to deferred revenue, which does not have an effect on the statement of operations. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.

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

Liquidity and Capital Resources

As of December 31, 2014, we had $7,358 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report. To date, we have financed our operations through the issuance of stock and limited revenues.

The following table summarizes total current assets, total current liabilities and working capital of the Company at December 31, 2014 compared to year end December 31, 2013.

			Increase / (Decrease)
	December 31, 2014	December 31, 2013	$	%

Current assets	$7,358	$–	$7,358	100

Current liabilities	$449	$–	$449	100

Working capital (deficit)	$6,909	$–	$6,909	100

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

Operating activities

Net cash used in operating activities was $7,676 for the year ended December 31, 2014, as compared to $850 used in operating activities from for the year ended December 31, 2013. The increase in net cash used in operating activities was primarily due to an increase operating expenses related to organizational costs.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2014, was $15,034, as compared to $Nil for the year ended December 31, 2013. The increase of net cash provided by financing activities was mainly attributable to capital provided through issuance of common stock.

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to product development, changed business conditions, finalization and launch of our website, implementation of our strategy to expand our sales and marketing initiatives, increase brand and services awareness. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business

Significant Accounting Policies
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

Item 9A. Controls and Procedures.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2014, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A. Identification of Directors and Officers.

Our current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position(s)

Mark Uren	46	Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer and Secretary

Biographical Information for Mark Uren

Mark Uren, age 46, acts as Chairman of the Board of Directors, President, Secretary and Treasurer for the Company since October 31, 2013. Mr. Uren is also currently the sole owner, officer and director of Uren Enterprises, LLC. For the past nine years, Mr. Uren has been the President, CEO, and Chairman of the Board of Directors for Global Dues, Inc., a payment processing and software management company. Mr. Uren’s background and knowledge of financial structures provide sufficient management experience to serve as our officer and director.

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

The following table shows for the period ended December 31, 2014, the compensation awarded (earned) or paid by us to our named executive officers or acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K.

SUMMARY COMPENSATION TABLE
Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark Uren,	2013	$0	0	0	0	0	0	0	0
President/CEO	2014	0	0	0	0	0	0	0	0

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of December 31, 2014, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of our Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Uren Enterprises 7524 Glenturret Circle The Colony, TX 75056	185,740,000 common shares held directly	100%

(1) The above percentages are based on 185,740,000 shares of our Common Stock outstanding as of December 31, 2014.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accounting Fees and Services.

GZTY CPA Group, LLC was our independent registered public accounting firm.  GZTY CPA Group, LLC has informed the Company that due to internal scheduling conflicts they are unable to continue to provide these services.  There are no matters in dispute, nor have there been any matters in dispute, between the Company and GZTY CPA Group, LLC.  The Company currently seeks to find a replacement independent registered public accounting firm.

Audit Fees

Due to internal scheduling conflicts, the firm of GZTY CPA Group, LLC was unable to perform its audit of our financial statements.  Therefore, no audit fees have been paid by the Company to GZTY CPA Group, LLC.
Tax Fees

There were no fees billed by GZTY CPA Group, LLC for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2014.

All Other Fees

During the year an amount of $800 was paid to GZTY CPA Group, LLC for the review of the Company’s interim financial statements.

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

MJ PHARMACEUTICALS, INC.

Dated: April 13, 2015
By: /s/ Mark Uren
Mark Uren, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chairman of the Board of Directors

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark Uren	Chief Executive Officer (Principal Executive Officer),	April 13, 2015
Mark Uren	Chief Financial Officer (Principal Financial Officer)
and Chairman of the Board of Directors

MJ PHARMACEUTICALS, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

PERIOD FROM FEBRUARY 21, 2012 (Inception) TO DECEMBER 31, 2014

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

/s/ GZTY CPA GROUP, LLC
GZTY CPA GROUP, LLC
Metuchen, NJ 08840

March 10, 2014

MJ PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

Current Assets:

Cash and cash equivalents	$7,358	$–

Total Current Assets	7,358	–

Total Assets	$7,358	$–

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Loan from related party	$449	$–

Total Current Liabilities	449	–

STOCKHOLDERS’ EQUITY

Stockholders’ equity

Preferred stock par value $0.0001 per share; 20,000,000 shares authorized; none issued at December 31, 2014 and December 31, 2013.	–	–

Common stock, par value $0.0001 per share; 500,000,000 shares authorized;185,740,000 and 39,890,000 shares issued and outstanding, at December 31, 2014 and December 31, 2013, respectively.	18,574	3,989

Additional Paid In Capital	–	–

Deficit accumulated during development stage	(11,665)	(3,989)

Total Stockholders’ Equity	6,909	–

Total Liabilities and Stockholders’ Equity	$7,358	$–

The accompanying notes are an integral part of these financial statements.

MJ PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

			For the period from
			February 21, 2012
			(Date of Inception)
	For the year ended		through
	December 31,		December 31,
	2014	2013	2012
	(Unaudited)	(Audited)	(Audited)

Net E-Commerce service revenue (Note 5)	$6,731	$–	$–
Less – Net E-Commerce service cost	3,010	–	–

Gross Margin	3,721	–	–

Expenses
General and administrative	4,234	163	–
Legal, organization and related expenses	4,863	187	3,139
Professional fees	2,300	500	–

Total Expenses	11,397	850	3,139

Net Profit (Loss)	$(7,676)	$(850)	$(3,139)

Basic profit (loss) per share	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of shares outstanding	138,659,227	31,646,164	31,390,000

The accompanying notes are an integral part of these financial statements.

MJ PHARMACEUTICALS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM FEBRUARY 21, 2012 (INCEPTION) THROUGH DECEMBER 31, 2014

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage		Total

February 21, 2012 (Inception)

Shares issued for services at $0.0001 per share	31,390,000	$3,139	$-	$		$3,139

Net loss for year ended December 31, 2012	-	-	-		(3,139)	(3,139)

Balance December 31, 2012	31,390,000	3,139	-		(3,139)	-

Shares issued during the period for services paid by sole shareholder	8,500,000	850	-			850

Net loss for year ended December 31, 2013	-	-	-		(850)	(850)

Balance December 31, 2013	39,890,000	3,989	-		(3,989)	-

Shares issued during the period for cash and services paid by sole shareholder	145,850,000	14,585	-		-	14,585

Net loss for year ended December 31, 2014	-	-	-		(7,676)	(7,676)

Balance December 31, 2014	185,740,000	$18,574	$-		$(11,665)	$6,909

The accompanying notes are an integral part of the consolidated financial statements.

MJ PHARMACEUTICALS, INC.
 (A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF CASH FLOWS

			For the period from
			February 21, 2012
			(Date of Inception)
	For the year ended		through
	December 31,		December 31,
	2014	2013	2012

Operating activities:
Net loss	$(7,676)	$(850)	$(3,139)

Net cash used in operating activities	(7,676)	(850)	(3,139)

Financing activities
Proceeds from issuance of common stock	14,585	850	3,139
Increase in related party loan	449	–	–

Net cash provided by financing activities	15,034	850	3,139

Net increase(decrease) in cash and cash equivalents	7,358	–	--

Cash and cash equivalents, beginning of period	–	–	–

Cash and cash equivalents, end of period	$7,358	$–	$--

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$–	$–	$–

Cash paid during the period for taxes	$–	$–	$–

The accompanying notes are an integral part of the consolidated financial statements.

MJ PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM FEBRUARY 21, 2012 (INCEPTION) TO DECEMBER 31, 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

MJ Pharmaceuticals, Inc. (the "Company"), a development stage company, was incorporated under the laws of the State of Delaware on February 21, 2012.  The Company initially intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

On October 31, 2013, the initial owner of the Company transferred his 100% shares to a new owner, Uren Enterprises, LLC which is solely owned by Mr. Mark Uren.  The Company under the new ownership intends to serve as an investor in and provider of e-commerce operations to the property management and property rental industries, as well as investor in and provider of e-commerce operations and other services to the marijuana pharmaceutical industry.

On April 11, 2014, Melanthios Acquisition Corp filed a Certificate of Amendment of Certificate of Incorporation changing the name of the Corporation to Price My Rent Group, Inc.

The Company commenced limited initial e-commerce operations on September 1, 2014. In November 2014, the Company suspended these operations, subject to further development of the e-commerce portal.

On December 17, 2014, Price My Rent Group, Inc filed a Certificate of Amendment of Certificate of Incorporation changing the name of the Corporation to MJ Pharmaceuticals, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

The Company has earned limited revenue from the initial stages of its e-commerce operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board Accounting Standards Codification 915 (“FASB ASC 915”).  Among the disclosures required by FASB ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

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

BASIC EARNINGS (LOSS) PER SHARE

The Company uses Topic 260 “Earnings Per Share”, for calculating the basic and diluted profit (loss) per share.  The Company computes basic profit (loss) per share by dividing net profit (loss) and net profit (loss) attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted profit (loss) per share is computed similar to basic profit (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive.  Common equivalent shares are excluded from the computation of net profit (loss) per share if their effect is anti-dilutive.  At December 31, 2014 and December 31, 2013, the Company did not have any stock equivalents.

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

NOTE 5 - E-COMMERCE SERVICES REVENUE

A component of certain transactions under our E-Commerce Software Solution contains amounts directly attributable to clients.  The amount collected by us, for and on behalf of clients, is detailed below:

			For the period from
			February 21, 2012
			(Date of Inception)
	Year Ended		through
	December 31,		December 31,
	2014	2013	2012

E-Commerce services
Gross sales	$342,162	$–	$–
Less – Direct client component	335,431	–	–

Net E-Commerce service revenue	6,731	$–	$–

NOTE 6 - INCOME TAXES

For the period from February 21, 2012 (Date of Inception) through December 31, 2014, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $11,665 at December 31, 2014, and will expire in the year 2033.  The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:

		For the period from
		February 21, 2012
	For the	(Date of Inception)
	year ended	through
	December 31, 2014	December 31, 2014

Net operating loss carryover	$2,610	$3,966
Valuation allowance	(2,610)	(3,966)

Net deferred tax asset	$–	$–

Realization of deferred tax assets is not practical until subsequent to a business combination with target business opportunity, and such a target business opportunity has yet to be finalized.

The provision for income taxes consists of the following:

		For the period from
		February 21, 2012
	For the	(Date of Inception)
	year ended	through
	December 31, 2014	December 31, 2014

Current tax	$2,610	$3,966
Change in deferred tax asset	(2,610)	(3,966)

Change in valuation allowance	$–	$–

The Company has elected to classify interest and/or penalties related to an uncertain position, if and when required, as part of other expenses in the statements of operation.  No such amounts have been incurred or accrued through December 31, 2014 by the Company.

For the period from February 21, 2012 (Date of Inception) through December 31, 2014, there is no unrecognized tax benefit.  Management does not anticipate any potential future adjustments which would result in a material change to its financial tax position.  As of December 31, 2014, the Company did not accrue any interest and penalties.

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

On August 29, 2014, the Company entered into a short term agreement, at cost plus $100 per month processing fee, with a corporation related to the sole director, Mark Uren, for the sole purposes of providing interim merchant services to the Company.  This agreement was to commence on September 1, 2014 and was terminated by the Company in November 2014.  At December 31, 2014 there were no recorded related party accounts receivable and no recorded related party accounts payable, in accordance with this short term agreement.

On September 30, 2014, the Company issued 25,620,000 shares of common stock in exchange for cash of $2,062 and filing fees of $500 by the sole owner, Uren Enterprises, LLC.  The total amount is $2,562.

On December 17, 2014, the Company recorded a loan from the sole owner, Uren Enterprises, LLC for payment of $450 filing fees for the name change of the Company to MJ Pharmaceuticals, Inc.

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

NOTE 9 - SUBSEQUENT EVENTS

None.

Subsequent events have been evaluated through April 13, 2015, the date the financial statements were issued.