Form 10-Q/A
period 2015-03-31
MJ Pharmaceuticals Inc.
filed 2015-05-19
CIK 1502629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer (Do not check if a smaller reporting company.)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes     ☒ No

As of May 18, 2015, there were 185,740,000 shares of common stock, par value $.0001, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MJ PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)	(Unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$6,826	$7,358

Total Current Assets	6,826	7,358

Total Assets	$6,826	$7,358

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Loan from related party	$449	$449

Total Current Liabilities	449	449

STOCKHOLDERS' EQUITY

Stockholders' equity

Preferred stock par value $0.0001 per share; 20,000,000 shares authorized; none issued at March 31, 2015 and December 31, 2014.	–	–

Common stock, par value $0.0001 per share; 500,000,000 shares authorized; 185,740,000 shares issued and outstanding, at March 31, 2015 and December 31, 2014.	18,574	18,574

Additional Paid In Capital	–	–

Deficit accumulated during development stage	(12,197)	(11,665)

Total Stockholders' Equity	6,377	6,909

Total Liabilities and Stockholders' Equity	$6,826	$7,358

The accompanying notes are an integral part of these financial statements.

MJ PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

			For the period from
			February 21, 2012
			(Date of Inception)
	For the three months ended		through
	March 31,		March 31,
	2015	2014	2015
	(Unaudited)	(Unaudited)	(Unaudited)

Net E-Commerce service revenue (Note 5)	$–	$–	$6,731
Less - Net E-Commerce service cost	–	–	3,010

Gross Margin	–	–	3,721

Expenses
General and administrative	–	194	4,397
Legal, organization and related expenses	532	979	8,721
Professional fees	–	1,500	2,800

Total Expenses	532	2,673	15,918

Net Profit (Loss)	$(532)	$(2,673)	$(12,197)

Basic profit (loss) per share	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of shares outstanding	185,740,000	40,575,889	185,740,000

The accompanying notes are an integral part of these financial statements ..

MJ PHARMACEUTICALS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM FEBRUARY 21, 2012 (INCEPTION) THROUGH MARCH 31, 2015

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage		Total

February 21, 2012 (Inception)

Shares issued for services at $0.0001 per share	31,390,000	$3,139	$–	$		$3,139

Net loss for year ended December 31, 2012	–	–	–		(3,139)	(3,139)

Balance December 31, 2012	31,390,000	3,139	-		(3,139)	–

Shares issued during the period for services paid by sole shareholder	8,500,000	850	–			850

Net loss for year ended December 31, 2013	–	–	–		(850)	(850)

Balance December 31, 2013	39,890,000	3,989	–		(3,989)	–

Shares issued during the period for cash and services paid by sole shareholder	145,850,000	14,585	–			14,585

Net loss for year ended December 31, 2014	–	–	–		(7,676)	(7,676)

Balance December 31, 2014	185,740,000	18,574	–		(11,665)	6,909

Net loss for period ended March 31, 2015	–	–	–		(532)	(532)

Balance March 31, 2015	185,740,000	$18,574	$–		$(12,197)	$6,377

The accompanying notes are an integral part of the consolidated financial statements.

MJ PHARMACEUTICALS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

			For the period from
			February 21, 2012
			(Date of Inception)
	For the three months ended		through
	March 31,		March 31,
	2015	2014	2015

Operating activities:
Net loss	$(532)	$(2,673)	$(12,197)

Net cash used in operating activities	(532)	(2,673)	(12,197)

Financing activities
Proceeds from issuance of common stock	–	6,173	18,574
Increase in related party loan	–	–	449

Net cash provided by financing activities	–	6,173	19,023

Net increase(decrease) in cash and cash equivalents	(532)	3,500	6,826

Cash and cash equivalents, beginning of period	7,358	–	–

Cash and cash equivalents, end of period	$6,826	$3,500	$6,826

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$–	$–	$–

Cash paid during the period for taxes	$–	$–	$–

The accompanying notes are an integral part of the consolidated financial statements.

MJ PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM FEBRUARY 21, 2012 (INCEPTION) TO MARCH 31, 2015

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

The Company has earned limited revenue from the initial stages of its e-commerce operations.  Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company" as set forth in Financial Accounting Standards Board Accounting Standards Codification 915 ("FASB ASC 915").  Among the disclosures required by FASB ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

ORGANIZATIONAL COSTS

Organizational costs represent management, consulting, legal, accounting, and filing fees incurred to date in the formation of the company.  Organizational costs are expensed as incurred in accordance with FASB ASC 720-15, "Start-Up Costs".

INCOME TAXES

The Company has adopted the provisions of FASB ASC 740, "Accounting for Income Taxes" which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

BASIC EARNINGS (LOSS) PER SHARE

The Company uses Topic 260 "Earnings Per Share", for calculating the basic and diluted profit (loss) per share.  The Company computes basic profit (loss) per share by dividing net profit (loss) and net profit (loss) attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted profit (loss) per share is computed similar to basic profit (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive.  Common equivalent shares are excluded from the computation of net profit (loss) per share if their effect is anti-dilutive.  At March 31, 2015 and December 31, 2014, the Company did not have any stock equivalents.

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

The Company's financial instruments consist of accounts payable and accrued expenses.  The carrying value approximates fair value due to the short maturity of these instruments.

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

NOTE 4 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established sufficient sources of revenue to cover its operating costs.  The Company will engage in very limited activities until a source of funding is secured.  The Company will offer noncash consideration and seek equity lines as a means of financing its operations.  If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 5 - E-COMMERCE SERVICES REVENUE

A component of certain transactions under our E-Commerce Software Solution contains amounts directly attributable to clients.  The amount collected by us, for and on behalf of clients, is detailed below:

			For the period from
			February 21, 2012
			(Date of Inception)
	For the three months ended		through
	March 31,		March 31,
	2015	2014	2015

E-Commerce services
Gross sales	$–	$–	$342,162
Less – Direct client component	–	–	335,431

Net E-Commerce service revenue	$–	$–	$6,731

NOTE 6 - INCOME TAXES

For the period from February 21, 2012 (Date of Inception) through March 31, 2015, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $12,197 at March 31, 2015, and will expire in the year 2033.  The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:

		For the period from
		February 21, 2012
	For the	(Date of Inception)
	three months ended	through
	March 31, 2015	March 31, 2015

Net operating loss carryover	$181	$4,147
Valuation allowance	(181)	(4,147)

Net deferred tax asset	$–	$–

Realization of deferred tax assets is not practical until subsequent to a business combination with target business opportunity, and such a target business opportunity has yet to be finalized.

The provision for income taxes consists of the following:

		For the period from
		February 21, 2012
	For the	(Date of Inception)
	three months ended	through
	March 31, 2015	March 31, 2015

Current tax	$181	$4,147
Change in deferred tax asset	(181)	(4,147)

Change in valuation allowance	$–	$–

The Company has elected to classify interest and/or penalties related to an uncertain position, if and when required, as part of other expenses in the statements of operation.  No such amounts have been incurred or accrued through March 31, 2015 by the Company.

For the period from February 21, 2012 (Date of Inception) through March 31, 2015, there is no unrecognized tax benefit.  Management does not anticipate any potential future adjustments which would result in a material change to its financial tax position.  As of March 31, 2015, the Company did not accrue any interest and penalties.

NOTE 7 - RELATED PARTY BALANCES AND TRANSACTIONS

On February 21, 2012 (Date of Inception), the Company issued 31,390,000 shares of common stock to the founding shareholder in exchange for incorporation fees of $89, annual resident agent fees in the State of Delaware for $50, and developing the Company's business concept and plan valued at $3,000 to a total sum of $3,139.

On December 31, 2013, the Company issued 8,500,000 shares of common stock in exchange for filing fees of $187, courier fees of $163, and payment made for audit fees of $500.00 by the sole owner, Uren Enterprises, LLC.  The total amount is $850.

On March 31, 2014, the Company issued 61,730,000 shares of common stock in exchange for cash of $3,500, filing fees of $979, courier fees of $194, and payment made for audit fees of $1,500 by the sole owner, Uren Enterprises, LLC.  The total amount is $6,173.

On June 30, 2014, the Company issued 58,500,000 shares of common stock in exchange for franchise tax of $1,654, filing fees of $500, office expenses of $98, travel expenses of $3,581 and payment made for domain registration of $17 by the sole owner, Uren Enterprises, LLC.  The total amount is $5,850.

On August 29, 2014, the Company entered into a short term agreement, at cost plus $100 per month processing fee, with a corporation related to the sole director, Mark Uren, for the sole purposes of providing interim merchant services to the Company.  This agreement was to commence on September 1, 2014 and was terminated by the Company in November 2014.  At March 31, 2015 there were no recorded related party accounts receivable and no recorded related party accounts payable, in accordance with this short term agreement.

On September 30, 2014, the Company issued 25,620,000 shares of common stock in exchange for cash of $2,062 and filing fees of $500 by the sole owner, Uren Enterprises, LLC.  The total amount is $2,562.

On December 17, 2014, the Company recorded a loan from the sole owner, Uren Enterprises, LLC for payment of $450 filing fees for the name change of the Company to MJ Pharmaceuticals, Inc.

NOTE 8 - STOCKHOLDER'S EQUITY

The Company's Articles of Incorporation authorize 500,000,000 shares of $0.0001 par value Common Stock and 20,000,000 shares of $0.0001 par value Preferred Stock.

Since February 21, 2012, the date of inception, the Company has issued total of 185,740,000 shares of common stock in exchange for cash, general and administrative expenses, and incorporation related fees and services.

NOTE 9 - SUBSEQUENT EVENTS

None.

Subsequent events have been evaluated through May 18, 2015, the date the financial statements were issued.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report contains "forward-looking statements".  All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may", "could", "estimate", "intend", "continue", "believe", "expect" or "anticipate" or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Throughout this Report references to "we", "our", "us", "MJ Pharmaceuticals", "the Company", and similar terms refer to MJ Pharmaceuticals, Inc.

Overview and Outlook

We are an "emerging growth company" ("EGC") that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act ("the JOBS Act"), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S.  Securities and Exchange Commission's (SEC's) reporting and disclosure rules (See "Emerging Growth Companies" section above).

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

During the three months ended March 31, 2015, revenue from our e-commerce software solutions was $Nil.

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

Product development .. - Product development expense will consist primarily of personnel costs for our product development employees and executives and fees to contract development vendors. Our product development efforts are focused primarily on increasing the functionality and enhancing the ease of use of our e-commerce software solutions and expanding our licensing and subscription software solutions as well as our promotional software solutions. We expect our product development expenses to increase in absolute dollars.

Sales and marketing .. - Sales and marketing expense will consist primarily of personnel costs for our sales, marketing and business development employees and executives, travel and entertainment and marketing programs. Marketing programs may consist of advertising, tradeshows, user conferences, public relations, industry sponsorships and affiliations and product marketing. In addition, sales and marketing expense may include amortization of certain purchased intangible assets, including customer relationships and key vendor and supplier relationships obtained in connection with any acquisitions. We expect our sales and marketing expense to increase in absolute dollars.

General and administrative .. - General and administrative expense will consist of personnel costs for our executive, finance and accounting, human resources, management information systems and legal personnel, as well as legal, accounting and other professional service fees and other corporate expenses. We expect our general and administrative expense to increase in absolute dollars.

Income Taxes

Historically, we have incurred annual operating losses and have not benefited from these losses.  As of March 31, 2015, we had net operating loss carry forwards for federal and state income tax purposes of $12,197.  Based on current period income and projected future year income, we believe that it is more likely than not that the net deferred tax assets recorded will be realized.  If not utilized, our federal net operating loss and tax credit carry forwards will begin to expire in 2033.  While not currently subject to an annual limitation, the utilization of these carry forwards may become subject to an annual limitation because of provisions in the Internal Revenue Code that are applicable if we experience an "ownership change," which may occur, for example, as a result of this offering or other issuances of stock.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application, while in other cases, management's judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions.  The preparation of our financial statements and related disclosures may require us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures.  We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances.  In some instances, we could reasonably use different accounting estimates, and in some instances results could differ significantly from our estimates.  We will evaluate our estimates and assumptions on an ongoing basis.  To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the assumptions and estimates associated with revenue recognition, accounts receivable and capitalized product development costs have the greatest potential impact on our financial statements.  Therefore, we believe the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our management's judgments, assumptions and estimates.

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

Liquidity and Capital Resources

As of March 31, 2015, we had $6,826 in cash and did not have any other cash equivalents.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report.  To date, we have financed our operations through the issuance of stock and limited revenues.

The following table summarizes total current assets, total current liabilities and working capital of the Company at March 31, 2015 compared to year end December 31, 2014.

			Increase / (Decrease)
	March 31, 2015	December 31, 2014	$	%

Current assets	$6,826	$7,358	$(532)	(7.2)

Current liabilities	$449	$449	$–	0.0

Working capital (deficit)	$6,377	$6,909	$(532)	(7.7)

Liquidity is a measure of a company's ability to meet potential cash requirements.  We have historically met our capital requirements through the issuance of stock, which has been invested in us by Uren Enterprises, LLC, our controlling shareholder, or Mark Uren, our sole officer, director, or other investors.  In the future, we anticipate we will be able to provide the necessary liquidity needed from the revenues generated from operations but there is no assurance that this will happen.

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

Operating activities

Net cash used in operating activities was $532 for the three months ended March 31, 2015, as compared to $2,673 for the three months ended March 31, 2014.  The decrease in net cash used in operating activities was primarily due to decreased operating expenses related to organizational costs.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2015, was $Nil, as compared to $6,173 for the year three months ended March 31, 2014.  The decrease of net cash provided by financing activities was mainly attributable to a decrease in capital provided through issuance of common stock.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company's management.  Mark Uren, the Company's President, Principal Financial Officer and Secretary, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company's sole officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.

Evaluation of Internal Controls over Financial Reporting

This report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company's internal controls over financial reporting that occurred during our last fiscal quarter, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item 1A.  Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2014, the Company issued 61,730,000 shares of common stock in exchange for cash of $3,500, filing fees of $979, courier fees of $194, and payment made for audit fees of $1,500 by the sole owner, Uren Enterprises, LLC.  The total amount is $6,173.

On June 30, 2014, the Company issued 58,500,000 shares of common stock in exchange for franchise tax of $1,654, filing fees of $500, office expenses of $98, travel expenses of $3,581 and payment made for domain registration of $17 by the sole owner, Uren Enterprises, LLC.  The total amount is $5,850.

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

MJ PHARMACEUTICALS, INC.

May 19, 2015	By: /s/ Mark Uren
Date	Mark Uren, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chairman of the Board of Directors