Form 10-Q
period 2015-09-30
MJ Pharmaceuticals Inc.
filed 2015-10-16
CIK 1502629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

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

As of October 16, 2015, there were 185,740,000 shares of common stock, par value $.0001, outstanding.

PART I - FINANCIAL INFORMATION

Item 1 ..  Financial Statements.

MJ PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)	(Unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$4,901	$7,358

Total Current Assets	4,901	7,358

Total Assets	$4,901	$7,358

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Loan from related party	$499	$449

Total Current Liabilities	499	449

STOCKHOLDERS' EQUITY

Stockholders' equity

Preferred stock par value $0.0001 per share; 20,000,000 shares authorized; none issued at September 30, 2015 and December 31, 2014.	–	–

Common stock, par value $0.0001 per share; 500,000,000 shares authorized; 185,740,000 shares issued and outstanding, at September 30, 2015 and December 31, 2014.	18,574	18,574

Additional Paid In Capital	–	–

Deficit accumulated during development stage	(14,172)	(11,665)

Total Stockholders' Equity	4,402	6,909

Total Liabilities and Stockholders' Equity	$4,901	$7,358

The accompanying notes are an integral part of these financial statements.

MJ PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

					For the period from
					February 21, 2012
	For the		For the		(Date of Inception)
	Three Months Ended		Nine months Ended		through
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net E-Commerce service revenue (Note 5)	$–	$2,595	$–	$2,595	$6,731
Less - Net E-Commerce service cost	–	1,230	–	1,230	3,010

Gross Margin	–	1,365	–	1,365	3,721

Expenses
General and administrative	–	100	11	3,990	4,408
Legal, organization and related expenses	930	500	2,496	3,633	10,685
Professional fees	–	–	–	1,500	2,800

Total Expenses	930	600	2,507	9,123	17,893

Net Profit (Loss)	$(930)	$765	$(2,507)	$(7,758)	$(14,172)

Basic profit (loss) per share	$(0.00)	$0.00	$(0.00)	$(0.00)

Basic weighted average number of shares outstanding	185,740,000	111,338,986	185,740,000	111,338,986

The accompanying notes are an integral part of these financial statements ..

MJ PHARMACEUTICALS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM FEBRUARY 21, 2012 (INCEPTION) THROUGH SEPTEMBER 30, 2015

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage		Total

February 21, 2012 (Inception)

Shares issued for services at $0.0001 per share	31,390,000	$3,139	$–	$		$3,139

Net loss for year ended December 31, 2012	–	–	–		(3,139)	(3,139)

Balance December 31, 2012	31,390,000	3,139	–		(3,139)	–

Shares issued during the period for services paid by sole shareholder	8,500,000	850	–			850

Net loss for year ended December 31, 2013	–	–	–		(850)	(850)

Balance December 31, 2013	39,890,000	3,989	–		(3,989)	–

Shares issued during the period for cash and services paid by sole shareholder	145,850,000	14,585	–			14,585

Net loss for year ended December 31, 2014	–	–	–		(7,676)	(7,676)

Balance December 31, 2014	185,740,000	18,574	–		(11,665)	6,909

Net loss for the nine months ended September 30, 2015	–	–	–		(2,507)	(2,507)

Balance September 30, 2015	185,740,000	$18,574	$–		$(14,172)	$4,402

The accompanying notes are an integral part of the consolidated financial statements.

MJ PHARMACEUTICALS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

			For the period from
			February 21, 2012
	For the		(Date of Inception)
	Nine months Ended		through
	September 30,		September 30,
	2015	2014	2015

Operating activities:
Net loss	$(2,507)	$(7,758)	$(14,172)
Adjustments to reconcile net earnings to net cash used in operating activities:
Increase in related party accounts receivable	–	(45,282)	–
Increase in accounts payable	–	44,512	–
Increase in related party accounts payable	–	1,330	–

Net cash used in operating activities	(2,507)	(7,198)	(14,172)

Financing activities
Proceeds from issuance of common stock	–	14,585	18,574
Increase in related party loan	50	–	499

Net cash provided by financing activities	50	14,585	19,073

Net increase(decrease) in cash and cash equivalents	(2,457)	7,387	4,901

Cash and cash equivalents, beginning of period	7,358	–	–

Cash and cash equivalents, end of period	$4,901	$7,387	$4,901

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$–	$–	$–

Cash paid during the period for taxes	$–	$–	$–

The accompanying notes are an integral part of the consolidated financial statements.

MJ PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM FEBRUARY 21, 2012 (INCEPTION) TO SEPTEMBER 30, 2015

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

BASIC EARNINGS (LOSS) PER SHARE

The Company uses Topic 260 "Earnings Per Share", for calculating the basic and diluted profit (loss) per share.  The Company computes basic profit (loss) per share by dividing net profit (loss) and net profit (loss) attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted profit (loss) per share is computed similar to basic profit (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive.  Common equivalent shares are excluded from the computation of net profit (loss) per share if their effect is anti-dilutive.  At September 30, 2015 and December 31, 2014, the Company did not have any stock equivalents.

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

NOTE 5 - E-COMMERCE SERVICES REVENUE

A component of certain transactions under our E-Commerce Software Solution contains amounts directly attributable to clients.  The amount collected by us, for and on behalf of clients, is detailed below:

					For the period from
					February 21, 2012
	For the		For the		(Date of Inception)
	Three Months Ended		Nine months Ended		through
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

E-Commerce services
Gross sales	$–	$131,337	$–	$131,337	$342,162
Less -Direct client component	–	128,742	–	128,742	335,431

Net E-Commerce service revenue	$–	$2,595	$–	$2,595	$6,731

NOTE 6 - INCOME TAXES

For the period from February 21, 2012 (Date of Inception) through September 30, 2015, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $14,172 at September 30, 2015, and will expire in the year 2033.  The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:

		For the period from
		February 21, 2012
	For the	(Date of Inception)
	Nine months Ended	through
	September 30, 2015	September 30, 2015

Net operating loss carryover	$852	$4,818
Valuation allowance	(852)	(4,818)

Net deferred tax asset	$–	$–

Realization of deferred tax assets is not practical until subsequent to a business combination with target business opportunity, and such a target business opportunity has yet to be finalized.

The provision for income taxes consists of the following:

		For the period from
		February 21, 2012
	For the	(Date of Inception)
	Nine months Ended	through
	September 30, 2015	September 30, 2015

Current tax	$852	$4,818
Change in deferred tax asset	(852)	(4,818)

Change in valuation allowance	$–	$–

The Company has elected to classify interest and/or penalties related to an uncertain position, if and when required, as part of other expenses in the statements of operation.  No such amounts have been incurred or accrued through September 30, 2015 by the Company.

For the period from February 21, 2012 (Date of Inception) through September 30, 2015, there is no unrecognized tax benefit.  Management does not anticipate any potential future adjustments which would result in a material change to its financial tax position.  As of September 30, 2015, the Company did not accrue any interest and penalties.

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

On August 29, 2014, the Company entered into a short term agreement, at cost plus $100 per month processing fee, with a corporation related to the sole director, Mark Uren, for the sole purposes of providing interim merchant services to the Company.  This agreement was to commence on September 1, 2014 and was terminated by the Company in November 2014.  At September 30, 2015 there were no recorded related party accounts receivable and no recorded related party accounts payable, in accordance with this short term agreement.

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

NOTE 9 - SUBSEQUENT EVENTS

None.

Subsequent events have been evaluated through October 16, 2015, the date the financial statements were issued.

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

During the three months ended September 30, 2015, revenue from our e-commerce software solutions was $Nil.

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

Income Taxes

Historically, we have incurred annual operating losses and have not benefited from these losses.  As of September 30, 2015, we had net operating loss carry forwards for federal and state income tax purposes of $14,172.  Based on current period income and projected future year income, we believe that it is more likely than not that the net deferred tax assets recorded will be realized.  If not utilized, our federal net operating loss and tax credit carry forwards will begin to expire in 2033.  While not currently subject to an annual limitation, the utilization of these carry forwards may become subject to an annual limitation because of provisions in the Internal Revenue Code that are applicable if we experience an "ownership change," which may occur, for example, as a result of this offering or other issuances of stock.

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

Liquidity and Capital Resources

As of September 30, 2015, we had $4,901 in cash and did not have any other cash equivalents.  The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report.  To date, we have financed our operations through the issuance of stock and limited revenues.

The following table summarizes total current assets, total current liabilities and working capital of the Company at September 30, 2015 compared to year end December 31, 2014.

			Increase / (Decrease)
	September 30, 2015	December 31, 2014	$	%

Current assets	$4,901	$7,358	$(2,457)	(33.4)

Current liabilities	$499	$449	$50	11.11

Working capital (deficit)	$4,402	$6,909	$(2,507)	(36.3)

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

Operating activities

Net cash used in operating activities was $2,507 for the nine months ended September 30, 2015, as compared to $7,198 for the nine months ended September 30, 2014.  The decrease in net cash used in operating activities was primarily due to decreased operating expenses related to organizational costs and general and administrative expenses.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2015, was $50, as compared to $14,585 for the year nine months ended September 30, 2014.  The decrease of net cash provided by financing activities was mainly attributable to a decrease in capital provided through the issuance of common stock.

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

MJ PHARMACEUTICALS, INC.

October 16, 2015	By: /s/ Mark Uren
Date	Mark Uren, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chairman of the Board of Directors