Form 10-K
period 2015-12-31
MJ Pharmaceuticals Inc.
filed 2016-04-14
CIK 1502629

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

MJ PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-4288088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7524 Glenturret Circle The Colony, Texas 75056
(Address of principal executive offices)

(214) 505-3839
(Registrant’s telephone number, including area code)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock of the Company, par value $0.0001, issued and outstanding as of April 14, 2016 was 187,740,000.

PART I

Item 1. Description of Business.

(a) Business Development

MJ Pharmaceuticals, Inc. (“we”, “us”, “our”, the "Company" or the "Registrant") was incorporated under the laws of the State of Delaware on February 21, 2012 under the name Melanthios Acquisition Corp.

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

The Company intends to grow through development of, the licensing of rights, the acquisition or merger with, domestic or foreign business in the fields of Medicinal Cannabis Patented Products, Cannabis Laboratory Testing and E-Commerce Payment Solutions.

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

There can be no assurance that competitors or other parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products and services or processes used or proposed to be used by us. In that case, our competitive position could be harmed and we may be required to obtain licenses to patents or proprietary rights of others.

In addition, the laws of some of the countries in which our products and services  may be sold may not protect our products and services and intellectual property to the same extent as U.S. laws, if at all. We may be unable to protect our rights in proprietary technology in these countries.

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

We will rely on trade secrets and non-patentable know-how that we seek to protect, in part, by confidentiality agreements. Our policy will be to require some of our employees to execute confidentiality agreements upon the commencement of employment with us. These agreements will provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements will also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or non-patentable know-how will not otherwise become known or be independently developed by competitors.

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

Market Overview

According to the Marijuana Business Daily, “U.S. retail cannabis sales will rise more than five-fold over the next five years, from an estimated $2.2-$2.6 billion in 2014 to $7.4-8.2 billion in 2018.” As the cannabis industry expands, we expect to see a concomitant increase in state regulations relating to the testing and disclosure of cannabis and cannabis related products. We believe that there will be a strong demand for qualified laboratories to perform such testing both to assist producers of cannabis and cannabis products to meet expected state mandated requirements and to provide assurance to consumers regarding the safety and composition of such products.

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

Our competitive position will depend upon our ability to attract and retain qualified scientists and other personnel, develop effective proprietary products and solutions, the personal relationships of our executive officers and directors, and our ability to secure adequate capital resources. We compete to attract and retain customers of our services. We expect to compete in this area on the basis of price, regulatory compliance, vendor relationships, usefulness, availability, and ease of use of our services.

Government Regulation

Marijuana is categorized as a Schedule I controlled substance by the Drug Enforcement Agency and the United States Department of Justice and is illegal to grow, possess and consume under Federal law. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” However, since 1995, 23 states and the District of Columbia have passed state laws that permit doctors to recommend prescribing cannabis for medical-use and four states, Colorado, Oregon, Alaska and Washington, have enacted laws that legalize the adult-use of cannabis for any reason. This has created an unpredictable business-environment for dispensaries and collectives that legally operate under state-laws but in violation of Federal law. On August 29, 2013, United States Deputy Attorney General James Cole issued the Cole Memo to United States Attorneys guiding them to prioritize enforcement of Federal law away from the cannabis industry operating as permitted under state law, as long as:

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

The Cole Memo is meant only as a guide for United States Attorneys and does not alter in any way the Department of Justice’s Federal authority to enforce Federal law, including Federal laws relating to cannabis, regardless of state law. We will implement procedures and policies to ensure we are operating in compliance with the “Cole Memo”. However, there can be no assurance that our actions are in full compliance with the Cole Memo or any other laws or regulations.

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

E-Commerce Payment Solutions

We will continue to develop our e-commerce software solutions for the Property Management and Rental Industry with the addition of additional portals to enhance the “usability” of the product to encompass a “one-stop-shop” approach for end users. Revenue from our e-commerce software solutions is primarily comprised of transaction fees for certain e-commerce software solutions, such as payment processing. Typically, we price our e-commerce software solutions based primarily upon customer usage.

We had no revenue during the year ended December 31, 2015. During the year ended December 31, 2014, revenue from our e-commerce software solutions was $6,731, representing 100% of our total revenue for the period.

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

Promotional Software Revenue

Our promotional software solutions revenue will primarily be derived from subscription agreements based upon usage on a monthly or annual basis. Fees will vary per location based on market factors relevant to that location.

ASPECTS OF A REPORTING COMPANY

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company files a registration statement under the Securities Act. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

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

We will need additional capital to fund our operations.

We believe that we will require additional capital to fund the anticipated expansion of our business and to pursue targeted revenue opportunities. We cannot assure you that we will be able to raise additional capital. If we are able to raise additional capital, we do not know what the terms of any such capital raising would be, and whether they will be on terms acceptable to us. In addition, any future sale of our equity securities would dilute the ownership and control of our current shareholders and could be at prices substantially below prices at which our shares may trade in the future. Our inability to raise capital could require us to significantly curtail or terminate our operations.

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

We Cannot Assure You That Our Common Stock Will Be Listed On NASDAQ Or Any Other Securities Exchange.

We may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. Until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the FINRA OTC Bulletin Board, the OTCQB – The Venture Marketplace – another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

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

Authorization of Preferred Stock.

Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividends, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that we will not do so in the future.

Control by Management.

Uren Enterprises, LLC currently owns over 90% of all the issued and outstanding capital stock of the Company. Consequently, Uren Enterprises, LLC has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

Uren Enterprises, LLC owns over 90% of our issued and outstanding common stock. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock.

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

Risks Related To Our Cannabis Related Businesses

Our business is dependent upon state laws pertaining to the cannabis industry.

As of March 31, 2016, twenty-three states and the District of Columbia allow its citizens to use medical cannabis. Additionally, Colorado and Washington have legalized cannabis for adult use and, on November 4, 2014, Oregon, Washington DC, and Alaska voted to approve legalization of recreational marijuana. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area. Further, progress in the cannabis industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business.

 Cannabis remains illegal under federal law and a change in federal enforcement practices could significantly and negatively affect our cannabis testing and cannabis online radio divisions.

Despite the development of a cannabis industry legal under state laws, state laws legalizing medicinal and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a schedule-I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that it is the Federal government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that legalize its use. However, the Obama Administration has effectively stated that it is not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational cannabis. Yet, there is no guarantee that the Obama Administration will not change its stated policy regarding the low-priority enforcement of Federal laws in states where cannabis has been legalized. Additionally, after the presidential election in 2016, and a new administration could introduce a less favorable policy or decide to enforce the Federal laws strongly. Any such change in the Federal government’s enforcement of Federal laws could cause significant financial damage to us and our shareholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property.

On February 18, 2016, we acquired a property located at 11371 E. State Fair, Detroit, Michigan 48205. We do not rent any properties. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities. We do not pay any money to use 7524 Glenturret Circle, The Colony, Texas 75056 as our business address.

Item 3. Legal Proceedings.

There are not presently any pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Mining Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

There is currently no public market for our common stock and we have not applied for listing or quotation on any public market. We intend to seek a market maker to file an application on our behalf to have our common stock quoted on the OTC Bulletin Board. In order for such applicable to be accepted, we will have to satisfy certain criteria in order for our common stock to be quoted on the OTC Bulletin Board. There can be no assurance that our common stock will ever be quoted on the OTC Bulletin Board or that any market for our common stock will develop. We currently have no market maker that is willing to list quotations for our common stock. There is no assurance that a trading market will develop, or, if developed, that it will be sustained.

Common Stock

Certificate of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of April 11, 2016, there were seven holders of record of our Common Stock. In addition, subsequent to December 31, 2015, the Company has issued an option to its attorneys to purchase 1% of the issued and outstanding shares of Common Stock of the Company for nominal consideration.

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

On December 31, 2013, the Company issued 8,500,000 shares of common stock in exchange for filing fees of $187, courier fees of $163, and payment made for audit fees of $500.00 by the sole owner, Uren Enterprises, LLC.  The total amount was $850.

On March 31, 2014, the Company issued 61,730,000 shares of common stock in exchange for cash of $3500, filing fees of $979, courier fees of $194, and payment made for audit fees of $1500 by the sole owner, Uren Enterprises, LLC.  The total amount was $6173.

On June 30, 2014, the Company issued 58,500,000 shares of common stock in exchange for franchise tax of $1654, filing fees of $500, office expenses of $98, travel expenses of $3581 and payment made for domain registration of $17 by the sole owner, Uren Enterprises, LLC.  The total amount was $5850.

On September 30, 2014, the Company issued 25,620,000 shares of common stock in exchange for cash of $2,062 and filing fees of $500 by the sole owner, Uren Enterprises, LLC.  The total amount was $2,562.

Such shares listed above were issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

The Company’s Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. The Company currently has no commitments to issue any shares of its common stock. Existing stockholders of the Company may experience substantial dilution in their shares in the event of a business combination.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our financial condition and results of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this prospectus. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties, including the risks in the section entitled Risk Factors beginning on page 2, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These forward-looking statements speak only as of the date of this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results. .

Overview

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

During the year ended December 31, 2015, we had no revenue from our e-commerce software solutions.  During the year ended December 31, 2014, we had revenue of $6,731.

Cost of Revenue

During the year ended December 31, 2015 we had no cost of revenues as compared to $ 3,010 during the year ended December 31, 2014.

Operating Expenses

We had operating expenses of $ 7,164 and $ 16,929 during the year ended December 31, 2015 and 2014, respectively.  Our operating expenses are for all general and administrative expenses such as travel, legal and professional fees and filing fees.

JOBS Act

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for private companies.

Business Activities to Date

As of the date of this Form 10-K, we have commenced operations of our proposed business, we have bought property and cannabis related products for resale.

Results of Operations

For the year ended December 31, 2015, our revenues were $0.

For the year ended December 31, 2014, our revenues were $6,731, consisting entirely of net e-commerce service revenues.

For the year ended December 31, 2013, our revenues were $0.

For the year ended December 31, 2015, our operating expenses were primarily comprised of selling, general and administrative expenses and professional fees of $3,387.

For the year ended December 31, 2014, our operating expenses were primarily comprised of selling, general and administrative expenses and professional fees of $16,929.

For the year ended December 31, 2013, our operating expenses were primarily comprised of selling, general and administrative expenses and professional fees of $3,989.

Our total assets as of December 31, 2015 were $3,971, consisting entirely of a prepaid expense.

Our total assets as of December 31, 2014 were $7,358, consisting entirely of a prepaid expense.

Our total assets as of December 31, 2013 were $0.

Known Trends and Uncertainties

The success of our business plan is dependent, among other things, on our ability to develop, commercialize, market and sell products which are unique to the cannabis industry, for the “delivery” and consumption of medicated doses of Medicinal Cannabis. Our business will fail if we cannot successfully implement our business plan, or successfully market our planned products. Additionally, laws and regulations affecting the cannabis and marijuana industries are constantly changing, which could detrimentally affect our business, and we cannot predict the impact that future regulations may have on us.  See “Risk Factors–Risks Related To Our Cannabis Related Businesses.”

Liquidity and Capital Resources

As of December 31, 2015, we had $3,971 in cash and did not have any other cash equivalents. To date, we have financed our operations through the issuance of stock and limited revenues.

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

We anticipate that we will likely incur operating losses in the next twelve months. Our minimal operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, attract our customer base develop and implement our marketing strategy, continually develop and upgrade our website, provide national and regional businesses with an effective, efficient and accessible website on which we are able to promote ours and their services through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern Consideration

The report of our independent registered public accounting firm expresses concern about our ability to continue as a going concern based upon the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for public companies annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and for annual reporting periods beginning after December 15, 2017 for private companies. The FASB has subsequently extended the implementation date by one year. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company has early adopted ASU 2014-10 in its financial statements on January 1, 2014.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Our financial statements begin immediately after the signature page.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company changed accountants in February 2016 and retained Wei, Wei & Co. LLP as its new independent registered public accounting firm. There are not and have not been any disagreements between the Company and its prior or present independent registered public accounting firm on any matter of accounting principles, practices or financial statement disclosure.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management. Mark Uren, the Company’s President, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the periods covered by this Annual Report. Based on that evaluation, the Mr. Uren concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President, as appropriate.

To mitigate the current lack of financial resources we are in the process of completing a private offering.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our fiscal years ended December 31, 2015 and 2014,.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

A. Identification of Directors and Officers.

Our Board of Directors consists of Mark Uren. Mr. Uren is also our President.

Our present executive officers and directors, their ages and present positions are as follows

Name	Age	Position(s)

Mark Uren	47	President, Director and Chairman of the Board of Directors
Steve Lebo	51	Chief Financial Officer

Biographical Information for Mark Uren

Mark Uren, age 47, acts as Chairman of the Board of Directors, sole Director and President for the Company since October 31, 2013. Mr. Uren is also currently the sole owner, officer and director of Uren Enterprises, LLC. For the past ten years, Mr. Uren has been the President, CEO, and Chairman of the Board of Directors of Global Dues, Inc., a payment processing and software management company. Mr. Uren’s background and knowledge of financial structures provide sufficient management experience to serve as our officer and director.

Biographical Information for Steve Lebo

Steven Lebo, age 51, acts as Chief Financial Officer for the Company since February 2016. Mr. Lebo received his Certified Public Accountant certificate from the State of Alabama in 1990. Mr. Lebo has worked in the accounting field as a senior accountant and a senior auditor. Mr. Lebo has also been the Chief Financial Officer of several companies. Since 2012 to the present, Mr. Lebo has been the Chief Financial Officer of Innovative Combustion Technologies Inc., smaller engineering consulting firm. From April 2010 to November 2012 Mr. Lebo was Chief Financial Officer of Hermosa Construction Group LLC. Mr. Lebo’s background and knowledge of accounting and the financial department of a company provides sufficient accounting and financial experience to serve as our Chief Financial Officer.

B. Significant Employees.

As of the date hereof, the Company has no significant employees other than our executive officers, neither of whom are expected to be full-time employees.

C. Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

D. Involvement in Certain Legal Proceedings.

There are not presently any pending legal proceedings to which any director or executive officer  is a party, and no such proceedings are known to the Company to be threatened or contemplated against any director or executive officer.

Code of Ethics

None.

Committees of the Board of Directors

We do not have a separate audit committee, compensation committee, nominating committee, executive committee or any other committees.

Item 11. Executive Compensation.

We have not paid our officers since our inception, nor do we owe, any compensation to our officers. We have not entered into any arrangements or employment agreements with Mark Uren pursuant to which he will be compensated now, or in the future for any services provided to us as an executive officer, and we do not anticipate entering into any such arrangements or agreements until such time as we become profitable.

We do not currently have a stock option plan or any long-term incentive plans that provide compensation intended to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our officers and sole director since our inception.

There are currently no employment or other contracts or arrangements with our officers. There are no compensation plans or arrangements, including, but not limited to, payments to be made by us, with respect to our officers and sole director that would result from the resignation, retirement or any other termination of such person. There are no arrangements for sole director which would result from a change-in-control.

Director Compensation

We have not compensated our sole director for his service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our capital stock as of March 31, 2016 with respect to:

•	each person known to us to own beneficially more than 5% of any class of our outstanding shares;

•	each of our named executive officers;

•	our sole director; and

•	our sole director and all of our executive officers as a group.

In accordance with the rules and regulations of the SEC, beneficial ownership includes voting or investment power with respect to securities. To our knowledge, except pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our common stock. The address for each stockholder listed below is c/o MJ Pharmaceuticals, Inc., 7524 Glenturret Circle, The Colony, Texas 75056.

Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
Uren Enterprises, Inc. 1	185,740,000	99%
Mark Uren 1	185,740,000	99%
Steven Lebo	0	0%
All executive officers and sole director as a group (2 people)	185,740,000	99%

 1 Uren Enterprises, Inc. is wholly owned by Mr. Uren.

Item 13. Certain Relationships and Related Transactions.

We have not entered into any other transaction, nor are there any proposed transactions, in which our executive officers and our sole director, or any significant stockholder, or any member of the immediate family of any of the foregoing, had or is to have a direct or indirect material interest.

DISCLOSURE OF COMMISSION POSITION

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the registrant, the registrant has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

Item 14. Principal Accounting Fees and Services.

Wei, Wei & Co. LLC is our independent registered public accounting firm.

Audit Fees

Audit Fees represent the aggregate fees for professional services for the audit of our annual and quarterly financial statements. For the years ended December 31, 2014, due to internal scheduling conflicts, the firm of GZTY CPA Group, LLC was unable to perform its audit of our financial statements.

Tax Fees

There were no fees billed by GZTY CPA Group, LLC for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2014.

All Other Fees.

For the years ended December 31, 2015 and 2014, we paid $0  and  $800, respectively.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits:

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

3.1	Certificate of Incorporation		10		3.1	09/25/2012

3.2	By-Laws		10		3.2	09/25/2012

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	☒

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	☒

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒

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

MJ PHARMACEUTICALS, INC.

Dated: April 14, 2016	By:	/s/ Mark Uren
Mark Uren, President and Chief Executive Officer

MJ PHARMACEUTICALS, INC.

Dated: April 14, 2016	By:	/s/ Steven Lebo
Steven Lebo, Chief Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark Uren	President and Chief Executive Officer	April 14, 2016
Mark Uren

Name	Title	Date

/s/ Steven Lebo	Chief Financial Officer	April 14, 2016
Steven Lebo

MJ PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of
MJ Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of MJ Pharmaceuticals, Inc. (the “Company”),  as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2015.  The Company’s management is responsible for the financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MJ Pharmaceuticals, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that MJ Pharmaceuticals, Inc. will continue as a going concern.  As more fully described in Note 5, the Company is a start-up entity subject to substantial risks and uncertainties of a new business and has generated operating losses since inception.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to this matter.

/s/ Wei Wei & Co., LLP

April 14, 2016
Flushing, New York

MJ PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,
ASSETS	2015	2014

Current assets:
Cash and cash equivalents	$3,971	$7,358

TOTAL ASSETS	$3,971	$7,358

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Related party loan	$449	$449
Accrued expenses	9,309	5,532

Total current liabilities	9,758	5,981

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value per share, 500,000,000 shares authorized; 185,740,000 shares issued and outstanding	18,574	18,574
Additional paid-in capital	-	-
(Deficit)	(24,361)	(17,197)

Total stockholders’ equity (deficit)	(5,787)	1,377

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,971	$7,358

See report of independent registered public accounting firm and accompanying notes to financial statements.

MJ PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014
Revenue (Note 2):
Net e-commerce service revenue	$-	$6,731
Less: e-commerce service costs	-	(3,010)

Gross Profit	-	3,721

Expenses:
General and administrative	7,164	16,929

Net (loss)	$(7,164)	$(13,208)

(Loss) per common share, basic and diluted (Note 2)	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	185,740,000	138,659,227

See report of independent registered public accounting firm and accompanying notes to financial statements.

MJ PHARMACEUTICALS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common	Additional Paid-in	Accumulated
	Stock	Capital	Deficit	Total

Balance, December 31, 2013	$3,989	$-	$(3,989)	$-
Shares issued for cash and expenses paid by sole shareholder	14,585	-	-	14,585
Net (loss)	-	-	(13,208)	(13,208)

Balance, December 31, 2014	18,574	-	(17,197)	1,377
Net (loss)	-	-	(7,164)	(7,164)

Balance, December 31, 2015	$18,574	$-	$(24,361)	$(5,787)

See report of independent registered public accounting firm and accompanying notes to financial statements.

MJ PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014

Cash flows from operating activities:
Net (loss)	$(7,164)	$(13,208)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Expenses paid by sole shareholder	-	9,023
Change in operating assets and liabilities:
Increase in accrued expenses	3,777	5,532

Net cash (used in) provided by operating activities	(3,387)	1,347

Cash flows from financing activities:
Cash for issuance of common stock	-	5,562
Proceeds from related party loan	-	449

Net cash provided by financing activities	-	6,011

Net (decrease) increase in cash and cash equivalents	(3,387)	7,358
Cash and cash equivalents, beginning of year	7,358	-

Cash and cash equivalents, end of year	$3,971	$7,358

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Non cash financing transactions
Common stock issued for payment of expenses	$-	$9,023

See report of independent registered public accounting firm and accompanying notes to financial statements.

MJ PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

1.     GENERAL

Organization and Business Nature

MJ Pharmaceuticals, Inc. (the "Company") was incorporated under the laws of the State of Delaware on February 21, 2012.  The Company’s initial name was Melanthios Acquisition, Inc.  The Company initially intended to serve as a vehicle to effect an asset acquisition, merger, and exchange of capital stock or other business combination with a domestic or foreign business.

On October 31, 2013, the initial owner of the Company transferred 100% of his shares to a new owner, Uren Enterprises, LLC which is solely owned by Mr. Mark Uren.  The Company under the new ownership initially served as an investor in and provider of e-commerce operations to the property management and property rental industries. It subsequently determined to serve as investor in and provider of e-commerce operations and other services to the marijuana pharmaceutical industry.

On April 11, 2014, Melanthios Acquisition, Inc. filed a Certificate of Amendment of its Certificate of Incorporation changing the name of the Company to Price My Rent Group, Inc.

On December 17, 2014, Price My Rent Group, Inc. filed a Certificate of Amendment of its Certificate of Incorporation changing the name of the Company to MJ Pharmaceuticals, Inc.

The Company commenced limited initial e-commerce operations on September 1, 2014.  In November 2014, the Company suspended these operations.  It subsequently determined to serve as investor in and provider of e-commerce operations and other services to the marijuana pharmaceutical industry.

2.     ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompany financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

In June 2014, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) issued Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. This ASU removed the development stage disclosure distinction and eliminated the “inception to date” and other related disclosures.  The Company, in accordance with ASU 2014-10, has early adopted ASU 2014-10 in its financial statements on January 1, 2014.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents.

MJ PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

2.     ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company intends to generate its revenue from transaction fees for certain e-commerce software solutions, such as payment processing.  Revenue will be recorded pursuant to FASB ASC 605, Revenue Recognition, when persuasive evidence of an arrangement exists, delivery of the services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

Cost of Revenue

Cost of revenue consists primarily of fees paid to third-party service providers.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.  At December 31, 2015 and December 31, 2014, the Company has established a full valuation allowance against its deferred tax asset, principally for net operating loss carryforwards, due to the uncertainty in realizing their benefits.  At December 31, 2015, the Company had approximately ($24,000) of unused operating loss carryforwards expiring through 2035.  The net operating losses up to October 31, 2013, when the change of control occurred, will be significantly limited in their use.

The Company adopted the provisions of FASB ASC 740-10-25.  The provisions prescribe a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns and require that uncertain tax positions are evaluated in a two-step process.  The Company does not have any uncertain tax positions.

The Company is in the process of preparing and filing its federal income tax returns for the     years ended December 31, 2015, and 2014.  These returns, when filed, will all be subject to examination by the tax authorities.

Basic Earnings (Loss) Per Share

Net earnings (loss) per share is calculated in accordance with FASB ASC 260, Earnings Per Share.  Basic net earnings (loss) per share is based upon the weighted average number of common shares outstanding.  Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Basic and diluted loss per share are the same for the years ended December 31, 2015 and 2014, because the inclusion of common stock equivalents would be antidilutive, if applicable.

MJ PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

2.     ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurement, specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs – Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

FASB ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash and cash equivalents, accrued expenses and the related party loan.  As of December 31, 2015 and 2014, the carrying values of these financial instruments approximated their fair values due to their short term nature.

3.     RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU 2016-02, Leases.  The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  We are currently evaluating the impact of our pending adoption of the new standard on our financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures.  The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Companies are permitted to adopt this new rule following either a full or modified retrospective approach.   Early adoption is not permitted.  This accounting standard update is not expected to have a material impact on the Company’s financial statements.

MJ PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

3.     RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations.  Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.  The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted.  This accounting standard update is not expected to have a material impact on the Company’s financial statements.

4.     RELATED PARTY BALANCES AND TRANSACTIONS

During the year ended December 31, 2014, the sole owner of the Company, Uren Enterprises, LLC gave the Company $5,562 in cash and paid expenses of $9,023.  In return, the sole owner was issued 145,850,000 shares of common stock.

5.     GOING CONCERN

The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a start-up entity subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.  The Company has generated operating losses since its inception and has a stockholders’ deficit of approximately ($5,800).  While the Company is attempting to commence operations and generate revenues, the Company continues to be reliant upon its sole stockholder to support its daily operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.

Management is hoping to raise additional funds through the issuance of additional equity or debt securities.

While the Company believes in its ability to raise additional funds and the viability of its strategy, there can be no assurances that they will be successful.  The Company’s ability to continue as a going concern and its ability to commence its planned principal business activities is dependent upon the continued financial support from its sole stockholder and its ability to obtain the necessary equity or debt financing and eventually attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

6.     SUBSEQUENT EVENTS

Subsequent to December 31, 2015 the Company has issued 3,950,000 shares of Common for $105,000.00.  From these funds the Company has purchased a 150,000 sq. ft. facility in Detroit Michigan for the amount of $40,399 for a future manufacturing/distribution center.  The Company has also applied for a commercial medical grow and dispensary license in the State of Michigan which cost legal and license fees in the aggregate amount of $12,000.  Subsequent events have been evaluated through April 14, 2016, the date the financial statements were issued.