Form 10-Q
period 2016-03-31
MJ Pharmaceuticals Inc.
filed 2016-05-24
CIK 1502629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

 Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May 20, 2016

Common stock, $0.0001 par value per share	190,064,000

In this Quarterly Report on Form 10-Q, “we”, “our”, “us” and the “Company” refers to MJ Pharmaceuticals, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MJ PHARMACEUTICALS, INC.
BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents (Note 2)	$37,935	$3,971
Other Receivable	12,000
Attorney’s escrow	14,601

Total Current Assets	64, 536	3,971

Fixed Assets, net (Notes 2 and 4)	42,494	–

Total Assets	$107,030	$3,971

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accrued Expenses	$19,550	$9,309
Related party loan	-	449

Total Current Liabilities	19,550	9,758

STOCKHOLDERS’ EQUITY
Stockholders’ equity

Preferred stock par value $0.0001 per share; 20,000,000 shares authorized; none issued at December 31, 2014 and December 31, 2013.	–	–

Common stock, par value $0.0001 per share; 500,000,000 shares authorized; 189,904,000 and 185,740,000 shares issued and outstanding, at March 31, 2016 and December 31, 2015, respectively.	18,990	18,574

Additional Paid In Capital	126,584	–

Accumulated Deficit	(58,094)	(24,361)

Total Stockholders’ Equity	87,480	(5,787)

Total Liabilities and Stockholders’ Equity	$107,030	$3,971

The accompanying notes are an integral part of these financial statements.

MJ PHARMACEUTICALS, INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015

Revenues	$8,000	$–
Less – cost of goods sold	(5,000)	–

Gross Profit	3,000	–

Expenses
General and administrative	7,598	532
Taxes - Property	7,000	-
Professional fees	22,135	-

Total Expenses	36,733	532

Net (Loss)	$(33,733)	$(532)

(Loss) per common share, basic and diluted (Note 2)	$(0.00)	$(0.00)

Basic weighted average number of shares outstanding	188,863,000	185,740,000

The accompanying notes are an integral part of these financial statements.

MJ PHARMACEUTICALS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
FOR THREE MONTHS ENDED MARCH 31, 2016

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance December 31, 2015	185,740,000	$18,574	$–	$(24,361)	$(5,787)
Shares issued for cash	4,164,000	416	126,584	–	127,000
Net (loss)				(33,733)	(33,733)

Balance March 31, 2016 (unaudited)	189,904,000	$18,990	$126,584	$(58,094)	$87,480

The accompanying notes are an integral part of the financial statements.

     MJ PHARMACEUTICALS, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net (loss)	$(33,733)	$(532)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	184	–
Changes in operating assets and liabilities:

(Increase) in other receivable	(12,000)
(Increase) in attorney’s escrow	(14,601)
Increase in accrued expenses	10,241

Net cash (used in) provided by operating activities	(49,909)	(532)

Cash flows from investing activities:
Purchase of fixed assets	(42,678)	–

Net cash (used in) investing activities	(42,678)	–

Cash flows from Financing activities:
Proceeds from issuance of common stock	127,000	–
Repayment of related party loan	(449)	–

Net cash provided by financing activities	126,551	–

Net change in cash and cash equivalents	33,964	(532)

Cash and cash equivalents, beginning of period	3,971	7,358

Cash and cash equivalents, end of period	$37,935	$6,826

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$–	$–

Cash paid during the period for taxes	$–	$–

The accompanying notes are an integral part of the financial statements.

MJ PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

1.	GENERAL

Organization and Business Nature

MJ Pharmaceuticals, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on February 21, 2012 as Melanthios Acquisition, Inc.  The Company initially intended to serve as a vehicle to effect an asset acquisition, merger, and exchange of capital stock or other business combination with a domestic or foreign business.

On October 31, 2013, the original owner of the Company transferred 100% of his shares to Uren Enterprises, LLC which is solely owned by Mr. Mark Uren.  The Company under the new ownership intended to serve as an investor in and provider of e-commerce operations to the property management and property rental industries, as well as investor in and provider of e-commerce operations and other services to the marijuana pharmaceutical industry.

On April 11, 2014, Melanthios Acquisition, Inc. amended its certificate of incorporation changing the name of the Company to Price My Rent Group, Inc.  On December 17, 2014, Price My Rent Group, Inc. amended its certificate of incorporation changing the name of the Company to MJ Pharmaceuticals, Inc.

The Company commenced limited initial e-commerce operations on September 1, 2014.  In November 2014, the Company suspended these operations, subject to further development of the e-commerce portal.

2.	ACCOUNTING POLICIES

Basis of Accounting and Presentation

The unaudited interim financial statements of the Company as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements.   Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2016.

MJ PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

2.	ACCOUNTING POLICIES (continued)

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

Property and Furniture

Fixed assets are recorded at cost, less accumulated depreciation.  Cost includes the price paid to acquire the asset, and any expenditures that substantially increase an asset’s value or extends the useful life of an existing asset.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the periods benefited.  Maintenance and repairs are generally expensed as incurred.  The estimated useful lives for fixed asset categories are as follows:

Building	40 years
Furniture	7 years

Revenue Recognition

Revenue is recorded pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when persuasive evidence of an arrangement exists, delivery of the product or services has occurred, the fee is fixed and determinable and collectability is reasonably assured.  Beginning in 2016 the Company generated revenue from the sale of packaged products.

MJ PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

2.	ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of March 31, 2016 and December 31, 2015, the Company does not have a liability for any unrecognized tax benefits.

Earnings (Loss) Per Share

Net earnings (loss) per share is calculated in accordance with FASB ASC 260, Earnings Per Share.  Basic net earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period.  Diluted net income per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Basic and diluted loss per share are the same for the periods ended March 31, 2016 and 2015, because the Company had losses and has no common stock equivalents.

MJ PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash and cash equivalents, accrued expenses and the related party loan.  As of March 31, 2016 and December 31, 2015, the carrying values of these financial instruments approximated their fair values due to their short term nature.

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

MJ PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

3.   RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance, as amended, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Companies are permitted to adopt this new rule following either a full or modified retrospective approach.   Early adoption is permitted for annual periods beginning after December 15, 2016.  This accounting standard update is not expected to have a material impact on the Company’s financial statements.

MJ PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

4.    FIXED ASSETS

During the three months ended March 31, 2016, the Company purchased a 150,000 sq. ft. facility in Detroit Michigan for $40,399 for a future manufacturing/distribution center.

Fixed assets at March 31, 2016 are summarized as follows:

Building	$40,399
Furniture and fixtures	2,279
42,678
Less: accumulated depreciation	(184)

Property and furniture, net	$42,494

Depreciation expense for the three months ended March 31, 2016 was $184.

5.    GOING CONCERN

The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a start-up entity subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.  The Company has generated operating losses since its inception.  While the Company is attempting to commence operations and generate revenues, it continues to be reliant upon its stockholders to support its daily operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern and its ability to commence its planned principal business activities is dependent upon the continued financial support from its stockholders and its ability to obtain the necessary equity or debt financing and eventually attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

MJ PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

6.   SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through May 23, 2016, which is the date the financial statements were available to be issued.  There were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Forward-looking statements may include the words “may”, “could”, “estimate”, “intend”, “continue”, “believe”, “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Accordingly, readers are cautioned not to place undue reliance upon forward-looking statements, which speak only as of the dates upon which they are made.  Except for our filings, we do not intend, and undertake no obligation, to update any forward-looking statement.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

• our limited working capital;
• our ability to raise additional financing;
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

Throughout this Report references to “we”, “our”, “us”, “MJ Pharmaceuticals”, “the Company”, and similar terms refer to MJ Pharmaceuticals, Inc.

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

Key Components of our Results of Operations

Revenue

We anticipate we will derive our revenue from two primary sources: the licensing or sale of Medicinal Cannabis Patented Products and Cannabis Laboratory Testing.

The Company commenced limited initial operations in E-commerce Software Solutions on September 1, 2014. In November 2014, the Company suspended these operations. It subsequently determined to serve as investor in and provide of e-commerce operations and other services to the marijuana pharmaceutical industry.

As of March, 2016, the Company commenced the sale and distribution of “pen cartridges” to the medicinal industry.  As we obtain licensing for the Medicinal Cannabis Products in various states, our primary source of revenues will be derived from the sale and distribution of “pen cartridges”. During the three months ended March 31, 2016, we had revenue of $8,000 from the first sale of these products.

Cost of Revenue

Cost of revenue consists primarily of costs from manufacturers of packaged products.

Cost of revenue consists primarily of product costs, personnel costs related to our operations, support services and training and implementation services. Personnel costs will include salaries, bonuses, stock-based compensation and employee benefits. Cost of revenue will also include an allocation of facilities costs, overhead costs and depreciation, and amortization of capitalized development costs. We will primarily allocate facilities costs, overhead costs and depreciation based upon head count.

Operating Expenses

We classify our operating expenses into three categories: product distribution, sales and marketing, and general and administrative. Our operating expenses will primarily consist of personnel costs, which will include compensation, employee benefits and payroll taxes, costs for third-party contracted development, marketing, legal, accounting and consulting services and other professional service fees. Personnel costs for each category of operating expenses will include salaries, bonuses, stock-based compensation and employee benefits for employees in that category. In addition, our operating expenses will include an allocation of our facilities costs, overhead costs and depreciation based on head count for that category, as well as amortization of purchased intangible assets resulting from any acquisitions.

Product distribution  - Product distribution expense will consist primarily of personnel costs for product distribution employees and executives, fees to contract producers and distribution vendors and facility cost for maintaining an inventory of products. Our product distribution efforts are focused primarily on making the product available for consumption to the end-user.

Sales and marketing  - Sales and marketing expense will consist primarily of personnel costs for our sales, marketing and business development employees and executives, travel and entertainment and marketing programs. Marketing programs may consist of advertising, tradeshows, user conferences, public relations, industry sponsorships and affiliations and product marketing. In addition, sales and marketing expense may include amortization of certain purchased intangible assets, including customer relationships and key vendor and supplier relationship. We expect our sales and marketing expense to increase in absolute dollars.

General and administrative  - General and administrative expense will consist of personnel costs for our executives, finance and accounting, human resources, management information systems and legal personnel, as well as legal, accounting and other professional service fees and other corporate expenses. We expect our general and administrative expense to increase in absolute dollars.

We had operating expenses of $36,733 and $7,164 the three months ended March 31, 2016 and 2015, respectively. Our operating expenses are for product distribution and all general and administrative expenses such as travel, legal and professional fees and filing fees.

Income Taxes

Historically, we have incurred annual operating losses and have not benefited from these losses.  As of March 31, 2016, we had net operating loss carry forwards for federal and state income tax purposes of $(33,733).  Based on current period income and projected future year income, we believe that it is more likely than not that the net deferred tax assets recorded will be realized.  If not utilized, our federal net operating loss and tax credit carry forwards will begin to expire in 2033.  While not currently subject to an annual limitation, the utilization of these carry forwards may become subject to an annual limitation because of provisions in the Internal Revenue Code that are applicable if we experience an “ownership change,” which may occur, for example, as a result of an offering or other issuances of stock.

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

We believe that the assumptions and estimates associated with revenue recognition and accounts receivable have the greatest potential impact on our financial statements.  Therefore, we believe the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our management’s judgments, assumptions and estimates.

Revenue Recognition

We currently derive our revenue from the sale and distribution of “pen cartridges” to the medicinal industry.  We will focus our efforts on the direct channel distribution of our “pen cartridges” directly to the manufacturers of the medicinal pens.

Revenue is recorded pursuant to FASB ASC 605, Revenue Recognition, when persuasive evidence of an arrangement exists, delivery of the product or services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

Accounts Receivable

For several of our solutions, we may invoice our customers prior to the period in which our product is provided.  Accounts receivable will represent trade receivables from customers whom we have invoiced for products where we have not yet received payment.  We will present accounts receivable net of an allowance for doubtful accounts.  We will maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments, or the customer cancelling prior to the service being rendered.  In doing so, we will consider the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance, the current economic environment and historical credit trends.  As a result of a portion of our allowance being for services not yet rendered, a portion of our allowance may be charged as an offset to deferred revenue, which does not have an effect on the statement of operations.  Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.

Liquidity and Capital Resources

As of March 31, 2016, the Company had $37,935 in cash and cash equivalents and $12,000 in other receivables. Subsequent to March 31, 2016, the Company sold 160,000 shares of Common Stock and raised capital in the amount of approximately $40,000. The Company has used these funds to purchase additional packaged products and operational expenses to market in the Detroit area. To date, we have financed our operations through the issuance of stock and limited revenues from the sale of products.

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

Operating activities

Net cash used in operating activities was $49,909 for the three months ended March 31, 2016, as compared to $532 for the three months ended March 31, 2015.  The increase in net cash used in operating activities was primarily due to increased operating expenses related to product distribution, organizational costs and general and administrative expenses.

Financing and Investing activities

Net cash provided by financing activities for the three months ended March 31, 2016, was $126,551, as compared to $0 for the three months ended March 31, 2015.  The increase of net cash provided by financing activities was mainly attributable to an increase in capital provided through the issuance of common stock.

We hope that cash flow from operations will meet our present and near-term cash needs; however, we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months.  We will require additional cash resources due to changed business conditions, maintenance of our website, implementation of our strategy to expand our sales and marketing initiatives, increase brand and services awareness.  If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities.  The sale of additional equity securities will result in dilution to our stockholders.  Incurring indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business.  Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

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
In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management.  Mark Uren, the Company’s President, Principal Financial Officer and Secretary, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on that evaluation, the Company’s sole officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.
Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

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

During the period between January 26, 2016 and April 25, 2016, the Company sold a total of 4,324,000 shares of common stock at prices ranging from $0.02 to $0.50 per share to a number of investors pursuant to a private offering.

Such shares listed above were issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

The Company’s Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. The Company currently has no commitments to issue any shares of its common stock. Existing stockholders of the Company may experience substantial dilution in their shares in the event of a business combination.

The Company has disbursed the proceeds, which were raised from the issuance of stock during the period of the three months ended March 31, 2016, as set forth below:

Expenditures
Purchase of facility/warehouse	$40,399
Legal Fees	20,000
Property taxes	7,000
Inventory	5,000
Furniture and fixtures	2,779

The balance of the proceeds were used for travel expenses for the promotion and sale of the Company’s “pen cartridges” and future products.

Item 3.  Defaults Upon Senior Securities.

The Company currently does not have senior securities

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10-12G		3.1	9/25/2012
3.2	By-Laws		10-12G		3.2	9/25/2012
31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

The following documents are filed as part of the report:

1. Financial Statements: Balance Sheet, Statement of Operations, Statement of Stockholder’s Equity, Statement of Cash Flows, and Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MJ PHARMACEUTICALS, INC.

Dated: May 23, 2016	By:	/s/ Mark Uren
Mark Uren, Chief Executive Officer
and Chairman of the Board of Directors

	By:	/s/ Steven Lebo
Steven Lebo, Chief Financial Officer