Form 10-Q
period 2016-06-30
MJ Pharmaceuticals Inc.
filed 2016-08-29
CIK 1502629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

MJ PHARMACEUTICALS, INC.
 (Exact name of registrant as specified in its charter)

Delaware	46-4288088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8992 Preston Rd., Suite 110-3 Frisco, Texas 75034
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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

 Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 26, 2016

Common stock, $0.0001 par value per share	190,064,778

In this Quarterly Report on Form 10-Q, “we”, “our”, “us” and the “Company” refers to MJ Pharmaceuticals, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
MJ PHARMACEUTICALS, INC.
BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents (Note 2)	$18,830	$3,971
Inventory (Note 2)	45,630	-
Prepaid Rent (Note 4)	3,250	-
Total Current Assets	67,710	3,971

Property, plant and equipment, net (Notes 2 and 5)	42,135	–

TOTAL ASSETS	$109,845	$3,971

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accrued Expenses	$3,500	$9,309
Related party loan	–	449
Total Current Liabilities	3,500	9,758

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock par value $0.0001 per share; 20,000,000 shares authorized; none issued at June 30, 2016 and December 31, 2015.	–	–

Common stock, par value $0.0001 per share; 500,000,000 shares authorized;190,104,000 and 185,740,000 shares issued and outstanding, at June 30, 2016 and December 31, 2015, respectively.	19,010	18,574

Additional Paid In Capital	186,564	–

Accumulated Deficit	(99,229)	(24,361)
Total Stockholders’ Equity (Deficit)	106,345	(5,787)

Total Liabilities and Stockholders’ Equity (Deficit)	$109,845	$3,971

The accompanying notes are an integral part of these financial statements.

MJ PHARMACEUTICALS, INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues (Note 2):
Revenues	$10,000	$-	$18,000	$-
Less: cost of goods sold	(5,750)	-	(10,750)	-

Gross Profit	4,250	-	7,250	-

Expenses
General and administrative	19,029	(521)	26,627	11
Taxes-property	16,856	-	23,856	-
Legal, organization and related expenses	-	1,566	-	1,566
Professional fees	9,500	-	31,635	-

Total Expenses	45,385	1,045	82,118	1,577

Net (loss)	$(41,135)	$(1,045)	$(74,868)	$(1,577)

(Loss) per common share, basic and diluted (Note 2)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	190,064,778	185,740,000	189,156,911	185,740,000

The accompanying notes are an integral part of these financial statements.

MJ PHARMACEUTICALS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
FOR SIX MONTHS ENDED JUNE 30, 2016

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance December 31, 2015	185,740,000	$18,574	$–	$(24,361)	$(5,787)
Shares issued for cash	4,364,000	436	186,564	–	187,000
Net (loss)				(74,868)	(74,868)

Balance June 30, 2016 (unaudited)	190,104,000	$19,010	$186,564	$(99,229)	$106,345

The accompanying notes are an integral part of the financial statements.

 MJ PHARMACEUTICALS, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net (loss)	$(74,868)	$(1,577)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	543	–
Changes in operating assets and liabilities:

(Increase) in inventory	(45,630)
(Increase) in prepaid rent	(3,250)
(Decrease) in accrued expenses	(5,809)

Net cash (used in) operating activities	(129,014)	(1,577)

Cash flows from investing activities:
Purchase of building	(42,678)	–

Net cash (used in) investing activities	(42,678)	–

Cash flows from Financing activities:
Proceeds from issuance of common stock	187,000	–
(Repayment of) proceeds from related party loan	(449)	50

Net cash provided by financing activities	186,551	50

Net change in cash and cash equivalents	14,859	(1,527)

Cash and cash equivalents, beginning of period	3,971	7,358

Cash and cash equivalents, end of period	$18,830	$5,831

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$–	$–

Cash paid during the period for taxes	$–	$–

The accompanying notes are an integral part of the financial statements.

MJ PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

2.     ACCOUNTING POLICIES

Basis of Accounting and Presentation

The unaudited interim financial statements of the Company as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2016.

MJ PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

Inventory

Inventory, comprised of marijuana oil cartridges, is valued at the lower of cost or market.  The value of inventory is determined using the first-in, first-out method.
Property and Furniture

Property, plant and equipment are recorded at cost, less accumulated depreciation.  Cost includes the price paid to acquire the asset, and any expenditures that substantially increase an asset’s value or extends the useful life of an existing asset.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the periods benefited.  Maintenance and repairs are generally expensed as incurred.  The estimated useful lives for property, plant and equipment categories are as follows:

Building	40 years
Furniture	7 years

Revenue Recognition

Revenue is recorded pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when persuasive evidence of an arrangement exists, delivery of the product or services has occurred, the fee is fixed and determinable and collectability is reasonably assured.  Beginning in 2016 the Company generated revenue from the sale of packaged products and marijuana oil cartridges.

MJ PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of June 30, 2016 and December 31, 2015, the Company does not have a liability for any unrecognized tax benefits.

Earnings (Loss) Per Share

Net earnings (loss) per share is calculated in accordance with FASB ASC 260, Earnings Per Share.  Basic net earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period.  Diluted net income per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Basic and diluted loss per share are the same for the three and six months ended June 30, 2016 and 2015, because the Company had losses and has no common stock equivalents.

MJ PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis.  Non-derivative financial instruments include cash and cash equivalents, accrued expenses and the related party loan.  As of June 30, 2016 and December 31, 2015, the carrying values of these financial instruments approximated their fair values due to their short term nature.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

4.     LEASES

The Company leases its office space from an unrelated third party under a one-year operating lease, commencing on April 1, 2016 and expiring on March 31, 2017.  The lease requires the Company to pay an annual rent of $3,900 with a security deposit of $325.  The Company prepaid the total amount of $4,225 in advance for one year. Rent expense for the three and six months ended June 30, 2016 and 2015 was $975, $975, $0, and $0, respectively.

MJ PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

5.     PROPERTY, PLANT AND EQUIPMENT

During the six months ended June 30, 2016, the Company purchased a 150,000 sq. ft. facility in Detroit Michigan for $40,399 for a future manufacturing/distribution center.

Property, plant and equipment as of June 30, 2016 and December 31, 2015 are summarized as follows:

	2016	2015
	(Unaudited)
Building	$40,399	$-
Furniture and fixtures	2,279	-
	42,678	-
Less: accumulated depreciation	(543)	-

Property, plant and equipment, net	$42,135	$-

For the three and six months ended June 30, 2016 and 2015, depreciation expense was $359, $543, $0 and $0, respectively.

6.     ISSUANCE OF COMMON STOCK

During the six months ended June 30, 2016, the Company issued an aggregate of 4,364,000 shares of common stock at various prices with a total proceeds of $187,000.

7.     GOING CONCERN

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

MJ PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

7.     GOING CONCERN (continued)

The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

8.     SUBSEQUENT EVENTS

The Company's management has performed subsequent events procedures through August 26, 2016, which is the date the financial statements were available to be issued.  Except for the issue discussed below, there were no subsequent events requiring adjustment to the financial statements or disclosure as stated herein.

Mark Uren tendered his resignation letter dated August 15, 2016, to resign from the Company by reason of other than for Cause, as the Chief Executive Officer, Principal Financial Officer, Secretary, the sole Director and the Chairman of the Board of Directors and from any office he held with the Company.  Mr. Uren shall pursue new opportunities outside of MJ Pharmaceuticals, Inc. but shall remain as the largest stockholder of the Company.

As of August 15, 2016, James Liebo was appointed as the sole director and successor to Mark Uren and as the President, Secretary and Chief Executive Officer of the Company. Mr. Liebo is also the majority owner of Cutting Edge Sales and EBR Consulting in Dallas, Texas. His brings to the Company significant management experience, including employee management in excess of 25 years and his background and knowledge of sale and product distribution. Based upon the foregoing, it is believed that Mr. Liebo has sufficient management experience to serve as an officer and director of the Company.

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

As of June, 2016, the Company is in the business of the sale and distribution of “pen cartridges” to the medicinal industry.  As we obtain licensing for the Medicinal Cannabis Products in various states, our primary source of revenues is and will be derived from the sale and distribution of “pen cartridges”. During the three and six months ended June 30, 2016, we had revenue of $10,000 and $18,000, respectively, from the sale of these products.

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

We had operating expenses of $45,385 and $1,045 the three months ended June 30, 2016 and 2015, respectively, and $82,118 and $1,577 the six months ended June 30, 2016 and 2015, respectively. Our operating expenses are for product distribution and all general and administrative expenses such as travel, legal and professional fees and filing fees.

Income Taxes

Historically, we have incurred annual operating losses and have not benefited from these losses.  As of June 30, 2016, we had net operating loss carry forwards for federal and state income tax purposes of $(74,868).  Based on current period income and projected future year income, we believe that it is more likely than not that the net deferred tax assets recorded will be realized.  If not utilized, our federal net operating loss and tax credit carry forwards will begin to expire in 2033.  While not currently subject to an annual limitation, the utilization of these carry forwards may become subject to an annual limitation because of provisions in the Internal Revenue Code that are applicable if we experience an “ownership change,” which may occur, for example, as a result of an offering or other issuances of stock.

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

Liquidity and Capital Resources

As of June 30, 2016, the Company had $18,830 in cash and cash equivalents, $45,630 in inventory and $3,250 in prepaid rent. The Company has used these funds to purchase additional packaged products and operational expenses to market in the Detroit area. To date, we have financed our operations through the issuance of stock and limited revenues from the sale of products.

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

Operating activities

Net cash used in operating activities was $(129,014) for the six months ended June 30, 2016, as compared to $(1,577) for the six months ended June 30, 2015.  The increase in net cash used in operating activities was primarily due to increased operating expenses related to product distribution, organizational costs and general and administrative expenses.

Financing and Investing activities

Net cash provided by financing activities for the six months ended June 30, 2016, was $186,551, as compared to $50 for the six months ended June 30, 2015.  The increase of net cash provided by financing activities was mainly attributable to an increase in capital provided through the issuance of common stock.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management.  Mark Uren, the Company’s then President, Principal Financial Officer and Secretary, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on that evaluation, the Company’s sole officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

During the period between January 26, 2016 and April 25, 2016, the Company sold a total of 4,364,000 shares of common stock at prices ranging from $0.02 to $0.50 per share to a number of investors pursuant to a private offering.

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

The Company has disbursed the proceeds, which were raised from the issuance of stock during the period of the six months ended June 30, 2016, as set forth below:

Expenditures
Purchase of facility/warehouse	$40,399
Professional Fees	31,635
Property taxes	23,856
Inventory	51,380
Furniture and fixtures	2,279

The balance of the proceeds were used for travel expenses for the promotion and sale of the Company’s “pen cartridges” and future products.

Item 3.  Defaults Upon Senior Securities.

The Company currently does not have senior securities

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Mark Uren tendered his resignation letter dated August 15, 2016, to resign from the Company by reason of other than for Cause, as the Chief Executive Officer, Principal Financial Officer, Secretary, the sole Director and the Chairman of the Board of Directors and from any office he held with the Company. Mr. Uren shall pursue new opportunities outside of MJ Pharmaceuticals, Inc. but shall remain as the largest stockholder of the Company.

As of the 15th day of August, 2016, James Liebo was appointed as the sole director and successor to Mark Uren and as the President, Secretary and Chief Executive Officer of the Company.

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

MJ PHARMACEUTICALS, INC.

Dated: August 29, 2016	By:	/s/ James Liebo
James Liebo, Chief Executive Officer,
President and Secretary

	By:	/s/ Steven Lebo
Steven Lebo, Chief Financial Officer